Form 10QSB
period 1996-05-31
NDC AUTOMATION INC
filed 1996-07-05
CIK 859621

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                May 31, 1996



[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                 to


Commission file number                                    0-18253


                              NDC Automation, Inc.


        (Exact name of small business issuer as specified in its charter)

      Delaware                                                56-1460497
(State or other jurisdiction of
incorporation or organization)              (I.R.S. Employer Identification No.)


3101 Latrobe Drive, Charlotte, North Carolina                       28211-4849


                    (Address of principal executive offices)

                                 (704) 362-1115


                           (Issuer's telephone number)

                                       N/A

             (Former name, former address, and former fiscal year,
                          if changed since last report)

    Check  whether  the issuer  (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

    Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes___No___

                        APPLICABLE ONLY TO CORPORATE ISSUERS

    As  of  June  15,  1996,   there  were  3,453,451  shares  of  common  stock
outstanding.

    Transitional Small Business Disclosure Format (Check one):
       Yes___; No X

    This document contains 20 pages. The Exhibit Index is located on page 15.

                                    I N D E X

                                                                        Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

             Condensed Consolidated Balance Sheets                      3- 4

               May 31, 1996 (Unaudited) and November 30, 1995              5

             Condensed Consolidated Statements of Operations
               Three and six months ended May 31, 1996 and May 31, 1995    6
               (Unaudited)

             Condensed Consolidated Statements of Cash Flows
               Six months ended May 31, 1996 and May 31, 1995
               (Unaudited)

             Notes to Condensed Consolidated Financial Statements        7 -8

  Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       9-12

PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                                13

  Item 2. Changes in Securities                                            13

  Item 3. Defaults Upon Senior Securities                                  13

  Item 4. Submission of Matters to a Vote of Security Holders              13

  Item 5. Other Information                                                13

  Item 6. Exhibits and Reports on Form 8-K                                 13

             (a)  Exhibits -- Press Releases and other Exhibits            13
             (b)  Reports on Form 8-K                                      13


SIGNATURES                                                                 14

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
                              NDC AUTOMATION, INC.

                            CONDENSED BALANCE SHEETS


                                                                      May 31,          November 30,
                                                                       1996                1995
                                                                    (Unaudited)
- ----------------------------------------------------------------------------------------------------

      ASSETS (Note 4)

CURRENT ASSETS
     Cash and cash equivalents                                    $         520,470    $     164,781
     Accounts receivables, net                                            1,009,578        1,203,137
     Inventories                                                          1,354,542        1,929,649
     Costs and estimated earnings in excess of
            billings on uncompleted contracts                                95,997          123,260
     Prepaid expenses and other assets                                       38,195           31,333

- ----------------------------------------------------------------------------------------------------
             Total current assets                                 $      3,018,782       $ 3,452,160
- ----------------------------------------------------------------------------------------------------
OTHER ASSETS                                                      $         16,281  $         16,281
- ----------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT
      Land                                                        $         300,000 $        300,000
      Building and improvements                                           1,126,623        1,126,623
      Furniture, fixtures and office equipment,                             408,113          389,709
      Machinery and equipment                                               371,512          371,512
      Software                                                              104,416          103,557
      Vehicles                                                               36,729           30,754
- ----------------------------------------------------------------------------------------------------
                                                                  $      2,347,393      $  2,322,155


       Less accumulated depreciation                                      1,043,928          964,600
- ----------------------------------------------------------------------------------------------------
                                                                  $      1,303,465       $ 1,357,555
- ----------------------------------------------------------------------------------------------------
INTANGIBLE ASSETS                                                 $        207,441  $        258,454
- ----------------------------------------------------------------------------------------------------
====================================================================================================
                                                                  $      4,545,969  $      5,084,450
====================================================================================================


Note: The Condensed Balance sheet at November 30, 1995 has been taken from the
           Audited Consolidated Financial Statements at that date.

See Notes to Condensed Consolidated Financial Statements





                                                                                May 31,        November 30,
                                                                                 1996              1995
                                                                              (Unaudited)
- --------------------------------------------------------------------------------------------------------------


      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Note payable, bank                                                     $   1,002,273    $   644,375
     Current maturities of long- term debt (Note 4)                                65,818        288,324
     Accounts payable and accrued expenses;
             including affiliates $ 42,040 at 1996
             and $25,104 at 1995                                                  522,555      1,002,574
     Billings in excess of costs and estimated
              earnings on uncompleted contracts                                   122,086        277,527
     Deferred  income taxes                                                        12,216         12,216
- --------------------------------------------------------------------------------------------------------------
             Total current liabilities                                  $       1,724,948     $2,225,016
- --------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT (Note 4 )                                                    $   1,136,861    $ 1,170,311
- --------------------------------------------------------------------------------------------------------------

DEFERRED INCOME TAXES                                                       $      16,613    $    16,613
- --------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
       Preferred stock, par value $.01 per share
             authorized 1,000,000 shares; no shares issued                  $       -         $       -
       Common stock, par value $.01 per share;
                11,000,000 shares authorized
                at 1996 and 1995; 3,453,451 shares
               Issued at 1996 and 1995                                             34,534        34,534
       Additional paid-in capital                                               4,211,566     4,211,566
       Accumulated deficit                                                     (2,578,553)   (2,573,590)

- --------------------------------------------------------------------------------------------------------------
                                                                        $       1,667,547    $ 1,672,510
==============================================================================================================
                                                                        $       4,545,969    $ 5,084,450
==============================================================================================================

                              NDC AUTOMATION, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three Months Ended                    Six Months Ended
                                                       May 31,        May 31,              May 31,           May 31,
                                                        1996            1995                1996              1995
- --------------------------------------------------------------------------------------------------------------------------

Net revenues                                        $  1,465,721   $ 2,749,939        $    2,953,895 $         4,247,170
Cost of goods sold                                       878,123     1,630,694             1,800,232           2,604,017
- -------------------------------------------------------------------------------------------------------------------------
    Gross profit                                    $    587,598    $1,119,245        $    1,153,663 $         1,643,153
- --------------------------------------------------------------------------------------------------------------------------

Operating expenses:
      Selling                                       $    180,764    $  192,971       $       343,444   $         446,334
      General and administrative                         384,804       838,375               702,335           1,673,842
      Research and development                               605        56,083                 3,943              97,254
- --------------------------------------------------------------------------------------------------------------------------
                                                    $    566,173    $1,087,429       $     1,049,722     $     2,217,430
- --------------------------------------------------------------------------------------------------------------------------
            Operating income (loss)                 $     21,425     $  31,816      $        103,941    $      (574,277)
- --------------------------------------------------------------------------------------------------------------------------

Net interest income (expense):
      Interest income                               $      -         $    2,450    $            -       $          4,933
      Interest expense                                   (57,879)      (168,412)             (108,904)          (325,713)
- --------------------------------------------------------------------------------------------------------------------------
                                                    $    (57,879)    $ (165,962)   $        (108,904)   $       (320,780)
- --------------------------------------------------------------------------------------------------------------------------

Loss before income taxes                            $    (36,454)    $    (134,146)   $     (4,963)   $      (895,057)

Federal and state income taxes  (Note 2)                       -            39,451                 -           49,160
- --------------------------------------------------------------------------------------------------------------------------
           Net loss                                 $     (36,454)   $    (173,597)   $       (4,963)         (944,217)
==========================================================================================================================

Weighted average number of common
     shares outstanding                                   3,453,451       2,902,514          3,453,451         2,902,514
- --------------------------------------------------------------------------------------------------------------------------

Loss per common share (Note 3)                      $         (0.01) $        (0.06)  $           (0.00)     $      (0.33)

==========================================================================================================================

Dividends per common share                          $           -    $           -    $             -        $        -
==========================================================================================================================

See Notes to Condensed Consolidated Financial Statements

                              NDC AUTOMATION, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                              Six Months Ended
                                                                                           May 31,        May 31,
                                                                                            1996            1995
- ----------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY ( USED IN)
     OPERATING  ACTIVITIES                                                                $ 278,673      $ 1,586,313
- ----------------------------------------------------------------------------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
      Proceeds from sale of property and equipment                                      $      -         $     3,782
      Purchase of property and equipment                                                    (25,238)         (32,113)
- ----------------------------------------------------------------------------------------------------------------------

             NET CASH USED IN INVESTING
                  ACTIVITIES                                                            $   (25,238)    $    (28,331)
- ----------------------------------------------------------------------------------------------------------------------

CASH FLOW FROM FINANCING ACTIVITIES
        Net borrowings (payments) on revolving credit  agreement                        $      357,898  $   (1,357,500)
        Principal payments on long-term borrowings                                            (255,956)        (76,203)
- ----------------------------------------------------------------------------------------------------------------------

             NET CASH PROVIDED BY (USED IN)
                  FINANCING ACTIVITIES                                                  $      101,942  $   (1,433,703)
- ----------------------------------------------------------------------------------------------------------------------
       Effect of foreign currency exchage rates changes
          on cash and cash equivalents                                                  $          312   $    (18,731)
- ----------------------------------------------------------------------------------------------------------------------
       Increase in cash and cash equivalents                                            $      355,689  $      105,548

      Cash and cash equivalents:

           Beginning                                                                           164,781           256,037
- ----------------------------------------------------------------------------------------------------------------------
           Ending                                                                       $      520,470  $        361,585
======================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Cash payments  for :
           Interest                                                                     $        93,342 $        311,232
           Income taxes                                                                 $            -   $      (470,515)

======================================================================================================================


See Notes to the Condensed Consolidated Financial Statements

                              NDC AUTOMATION, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 1.


The unaudited internal condensed consolidated financial statements and related notes have been prepared by NDC Automation, Inc. (the "Company"), without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and changes in cash flows at May 31, 1996, and for all periods presented, have been made.

The condensed consolidated financial statements at May 31, 1995 include the accounts of the Company and its wholly-owned subsidiaries, NDC Technology Australia PTY Ltd. and NDC Laser AB. The two subsidiaries were sold November 30, 1995; accordingly, the May 31, 1996 financial statements include only the Company's accounts. All material inter-company balances and transactions have been eliminated in consolidation.

The functional currency for the Company's foreign operations is the applicable local currency. The translation of the foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended November 30, 1995. The results of operations for the three and six months ended May 31, 1996 are not necessarily indicative of the operating results for the full year.



Note 2. Income Taxes

The Company did not recognize any tax benefits in 1996 domestically for its current loss as all prior taxes have been recognized in the previous financial statements and utilization of operating loss carryforwards in the future are not assured. Income tax expense of $49,160 for the six months ended May 31, 1995 is due primarily to income taxes of one of its foreign subsidiaries.



Note 3. Loss per Common Share

Loss per common share is computed by dividing net loss applicable to common shareholders by the weighted average common shares outstanding. Options issued pursuant to the Stock Option Plans which are normally considered common stock equivalents, have been excluded, as their inclusion does not dilute the computation beyond the 3% materiality test or their exercise price was above the market price for substantially all of three consecutive months as required.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Note 4.  Pledged Assets, Notes Payable, Bank and Long-Term Debt


The Company has the following notes payable to a bank at May 31, 1996:


Line of credit for  $1,050,000 with interest at prime plus 4.00%.  Advances under the line of  credit will not exceed the lesser of 1) $1,050,000 or 2) the sum of 80% of the Company's current accounts receivable, plus 40% of the book value of its current inventory.  The line of credit also contains certain financial covenants to which the
Company must adhere.  The line will be lowered to $900,000 commencing June 28, 1996.
The termination date of the line is November 29, 1996.(1),(2)                              $ 1,002,273
===================================================================================================================



Long-term debt consists of the following at May 31, 1996:

Mortgage note payable to a bank, based on a 7.75% fixed rate. Original principal balance to be repaid in  fifty-nine  (59)  consecutively  monthly  principal and interest payments of $13,057, with one final payment of approximately $1,025,936 due on February 10, 1998.  The note is  collaterized  by the Company's  land and building with a carrying  value of  $1,082,212.  The loan also contains  certain
financial covenants to which the Company must adhere.                                      $ 1,202,679

Less current maturities:
  Mortgage                                                                                $       65,818
- -------------------------------------------------------------------------------------------------------------------


                                                                                          $      1,136,861
===================================================================================================================


(1) The prime rate at May 31,1996 was 8.25%.
(2) The line of credit is secured by a first priority security interest in the Company's accounts receivable, inventory, software and patents.


Maturities of long-term debt at May 31, 1996 are as follows:


                                                               Maturities
                                                                    of
Year Ending                                                     Long-term
  May 31                                                            Debt
- --------------------------------------------------------------------------------


1997                                                           $    65,818
1998                                                             1,136,861
1999                                                                   -
- --------------------------------------------------------------------------------


                                                                 $1,202,679
================================================================================

2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


         The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements (including the notes thereto) presented elsewhere herein.

Overview

    The Company derives virtually all of its revenues from the sale of hardware, software and engineering services in connection with projects incorporating its Automated Guided Vehicle (AGV) control technology and from the sale of its products. For the past several fiscal years, the Company's net revenues from AGV systems, vehicles and technology have been derived primarily from sales to customers serving two industries -- textiles and newspaper publishing. Net revenues in 1995 and during 1996, however, have been less concentrated in these industries as the newspaper industry itself has undergone contraction and the Company has focused its sales efforts away from the textile industry during the Schlafhorst, Inc. arbitration proceedings. The Company's results of operations can be expected to continue to depend substantially upon the capital expenditure levels in those industries and in other industries that it may enter. In addition, during 1995 and early 1996, net revenues derived from RFID products and services have generally declined due to increased competition among RFID suppliers and the decreased demand from the North American automobile industry, which is the primary market for the sale of its RFID systems. The net revenues in RFID were primarily derived from after market sales to existing customers in 1995. The Company assigned the exclusive distribution agreement and manufacturing rights back to Statec Technologies SA, the Company's supplier of such products, in March of 1996.

    Due to the long sales cycle involved, uncertainties in timing of projects and the large percentage that the dollar amount of a typical project usually bears to the Company's historical and current quarterly and annual net revenues, the Company has experienced, and may be expected to continue to experience, substantial fluctuations in its quarterly and annual results of operations.

    The Company sells its products and services primarily in two ways. Vehicles, technology and other products and services may be sold in a "project" that becomes an integrated AGV system. "Projects" are undertaken by the Company in cooperation with its customers. The primary business is to sell hardware, software and services to be sold as standard items, with less involvement by the Company in overall system design. The Company generally would recognize lower net revenue but would enjoy a higher gross profit margin percentage in selling standard items, in each case compared to the sale of a project, due to the inclusion in project sales of other vendors' products and services with margins generally lower than the Company's own products and services. Between any given accounting periods, the levels of and mixture of standard item sales and project sales can cause considerable variance in net revenues, gross profit, gross profit margin, operating income and net income.

    Revenues from standard item sales are recognized upon shipment, while revenues from project sales are recognized under the "percentage of completion" method. Under this method, with respect to any particular customer contract, revenues are recognized as costs incurred relative to each major segment of the project. Although the percentage of completion method will ordinarily smooth out over time the net revenue and profitability effects of large projects, such method nevertheless subjects the Company's results of operations to substantial fluctuations dependent upon the progress of work on project segments. Such segments can differ markedly from one another in amount and in gross profit margin.

    Project contracts are billed upon attainment of certain "milestones." The Company grants payment terms of 30 to 90 days to its customers. It typically receives a cash advance ranging from 10% to 20% of the total contract amount. Bills are thereafter delivered as milestones are reached. Upon delivery of the project, the customer typically reserves a "retainage" of 10% to 20% pending system acceptance.

    Notwithstanding the receipt by the Company of cash advances and periodic payments upon reaching project milestones, the Company requires external financing for its costs and estimated earnings in excess of billings on uncompleted contracts, inventories, receivables and other assets.

    The Company's backlog consists of all amounts contracted to be paid by customers but not yet recognized as net revenues by the Company.

RESULTS OF OPERATIONS

         The table below shows (a) the relationship of income and expense items relative to net revenues, and (b) the change between the comparable prior period and current period, for the three-month and nine-month periods ended May 31, 1996 and 1995, respectively. This table should be read in the context of the Company's condensed consolidated statements of income presented elsewhere herein:



                                                                                                 Percentage of Change
                                                                                                   Period to Period
                                                            Percentage of Net Revenues            Increase(Decrease)
- --------------------------------------------------- -------------------------------------------- ----------------------
                                                                                                Three      Six
                                                                                                Months     Months
                                                        Three Months           Six Months       Ended      Ended May
                                                           Ended                 Ended           May 31,      31,
                                                    May 31,    May 31,    May 31,    May 31,    1995 to    1995 to
                                                      1996       1995       1996       1995       1996       1996
                                                        %          %          %          %          %          %
- --------------------------------------------------- ---------- ---------- ---------- ---------- ---------- ----------
Net Revenues                                            100.0      100.0      100.0      100.0     (46.7)     (30.5)
Cost of Goods Sold                                       59.9       59.3       60.9       61.3     (46.2)     (30.9)

- --------------------------------------------------- ---------- ---------- ---------- ---------- ---------- ----------

Gross Profit
                                                         40.1       40.7       39.1       38.7     (47.5)     (29.8)
- --------------------------------------------------- ---------- ---------- ---------- ---------- ---------- ----------


Operating expenses:
Selling
                                                         12.3        7.0       11.6       10.5      (6.3)     (23.1)
General and administrative
                                                         26.3       30.5       23.8       39.4      (54.1)    (58.0)
Research and development
                                                          0.0        2.0        0.1        2.3      (98.9)    (95.9)
- --------------------------------------------------- ---------- ---------- ---------- ---------- ---------- ----------

                                                         38.6       39.5       35.5       52.2     (47.9)     (52.7)
- --------------------------------------------------- ---------- ---------- ---------- ---------- ---------- ----------
Operating income (loss)
                                                          1.5        1.2        3.6      (13.5)     (32.7)    (118.1)

Net interest expense:
                                                        (3.9)      (6.0)      (3.7)      (7.6)      (65.1)     (66.1)
- --------------------------------------------------- ---------- ---------- ---------- ---------- ---------- ----------
Loss before income taxes
                                                        (2.4)      (4.8)      (0.1)      (21.1)     (72.8)     (99.4)

 Federal and state income taxes (benefit)                   -        1.4          -        1.2     (100.0)    (100.0)
=================================================== ========== ========== ========== ========== ========== ==========

Net Loss                                                (2.4)      (6.2)      (0.1)     (22.3)     (79.0)     (99.5)
=================================================== ========== ========== ========== ========== ========== ==========


Quarter ended May 31, 1996 Compared to the Quarter Ended May 31, 1995

Net revenues decreased by $1,284,218 or 46.7% from $2,749,939 in the earlier period to $1,465,721 in the latter period. The primary reason for the decrease was that the Company had a lower opening backlog at February 28, 1996 compared to the prior year.

Cost of goods sold decreased from $1,630,694 to $878,123 or 46.2% due primarily to lower net revenues in 1996. As a percentage of net revenues, cost of goods sold was comparable to 1996. Gross profit decreased by $531,647 or 47.5% from $1,119,245 to $587,598, while gross profit as a percentage of net revenues decreased to 40.7%, from 40.1% due to the same factor.

Selling expenses decreased from $192,971 to $180,764, or 6.3% due primarily to lower show and personnel expenses during 1996 compared to 1995. General and administrative expenses decreased from $838,375 to $384,804, or 54.1% due to lower legal and associated expenses related to the resolution of the Schlafhorst, Inc. arbitration case and large overhead reductions due to the Company's restructuring in the last quarter of 1995. During the last quarter in 1995, the Company sold its foreign subsidiaries, NDC Laser was sold to Netzler & Dahlgren Co. A.B. and NDC Technologies Australia was sold to an officer of the Australian company. The Company also sold its laser technology to Netzler and Dahlgren Co. A.B. This allowed the Company to significantly reduce its depreciation and amortization expense in 1996. General and administrative expenses are expected to be significantly lower in 1996 compared to 1995. As a percentage of net revenues, general and administrative expenses decreased from 30.5% to 26.3%.

Primarily as a result of the foregoing, operating income decreased by $10,391 or 32.7% from $31,816 in the earlier period to $21,425 in the latter period.

Net interest expense decreased from $165,962 to $57,879, a decrease of $108,083. The net decrease is primarily due to lower borrowings compared to the prior year due to a significant cash receipt from the settlement of the Schlafhorst, Inc. arbitration case in the fourth quarter of 1995 and the reduction of current debt resulting from the Company's restructuring.

Loss before income taxes decreased by $97,692 from $134,146 to a loss of $36,454, due primarily to the foregoing factors.

The Company did not recognize any tax benefits in 1996 domestically for its current loss as all prior taxes have been recognized in the previous financial statements and utilization of operating loss carryforwards in the future are not assured. The income tax expense in 1995 is due primarily to income taxes of one of its foreign subsidiaries.

Primarily as a result of the foregoing, net loss decreased by $137,143 from $173,597 to a net loss of $36,454.

Backlog. Backlog consists of all amounts contracted to be paid by customers but not yet recognized as net revenues by the Company. At May 31, 1996, the Company had a backlog of approximately $1,450,000 compared to approximately $2,700,000 one year earlier. Substantial fluctuations in backlog are considered normal due to the size of AGV system contracts. Substantial fluctuations in the industry makeup of the Company's backlog also are considered normal.


Six Months Ended May 31, 1996 Compared to Six Months Ended May 31, 1995

Net revenues decreased by $1,293,275, or 30.5%, from $4,247,170 in the earlier period to $2,953,895 in the latter period.

Cost of goods sold decreased from $2,604,017 to $1,800,232, or 30.9%, due primarily to the lower level of net revenues. As a percentage of net revenues, cost of goods sold decreased from 61.3% to 60.9%. Gross profit decreased by $489,490, or 29.8%, from $1,643,153 to $1,153,663, while gross profit as a percentage of net revenues increased from 38.7% to 39.1%.

Selling expenses decreased from $446,334 to $343,444, or 23.1% due to lower show, personnel and general selling expenses. General and administrative expenses decreased from $1,673,842 to $702,335, or 58%, primarily due to the Company's restructuring.

Primarily as a result of the foregoing, the operating income for the period was $103,941 compared to an operating loss of $574,277 the prior year.

Net interest expense decreased from $320,780 to $108,904, a decrease of 66.1%. The decrease is primarily due to decreased borrowing needs compared to the prior year.

Loss before income taxes decreased by $890,094, or 99.4%, from $895,057, to $4,963 due primarily to the foregoing factors.

The Company did not recognize any tax benefits in 1996 domestically for its current loss as all prior taxes have been recognized in the previous financial statements and utilization of operating loss carryforwards in the future are not assured. Income tax expense in 1995 of $49,160 is due primarily to income taxes of one of its foreign subsidiaries.

Primarily as a result of the foregoing, the net loss decreased by $939,254, or 99.5%, from $944,217 to a net loss of $4,963.

Liquidity  and Capital  Resources.

The Company experiences needs for external sources of financing to support its working capital, capital expenditures and acquisition requirements when such requirements exceed its cash generated from operations in any particular fiscal period. The amount and timing of external financing requirements depend significantly upon the nature, size, number and timing of projects and contractual billing arrangements with customers relating to project milestones. The Company has relied upon bank financing under a revolving working capital facility, as well as long-term debt and capital leases and proceeds of its public offerings, to satisfy its external financing needs.

During the six months ended May 31, 1996 net cash provided by operating activities was $278,673. The Company reduced its inventory by $575,107 during the six month period ending May 31, 1996 which allowed it to create operating cash flows to reduce current liabilities.

The Company continues to operate with the line of credit under modified financial covenants and cash collateral accounts. The net effect of the cash collateral accounts gives the lender the authority to monitor the Company's outgoing cash flows. As of June 15, 1996 the Company had $340,924 available under the current borrowing base calculation. The Company's present line of credit was extended initially from March 31, 1996 to May 31, 1996 at a lending rate of prime plus 3 1/2%. The line was then further extended to November 29, 1996. The new terms of the extension includes 1) an increase in the interest rate to prime plus 4% per annum, 2) the percentage of inventory against which financing is available was reduced to 40% from 50% and 3) the available facility was lowered to a maximum of $1,050,000 from May 31, 1996 through June 27, 1996 and then lowered to $900,000 from June 28, 1996 and thereafter. The Company has entered into discussions with other lenders to replace the current primary lender. The Company has no assurance that such line will be replaced by a new lender.

As of May 31, 1996, the Company had successfully negotiated the return of certain excess inventory to Netzler & Dahlgren, thereby reducing excess inventory back to normal operating levels. In addition, the Company eliminated its note payable of $200,000 to Netzler & Dahlgren by reducing such inventory as well as providing engineering services and products to Netzler & Dahlgren. The Company believes that its working capital of $1,293,834 at May 31, 1996 is adequate for it current operations. However, management believes the working capital may be inadequate should the Company not secure a suitable long-term line of credit arrangement.

PART II.  OTHER INFORMATION



Item 1. Legal Proceedings

        None.



Item 2. Changes in Securities
             None.




Item 3. Defaults Upon Senior Securities
             None.


Item 4. Submission of Matters to a Vote of Security Holders

     (a) The annual meeting of shareholders of the Company was held on May 10, 1996.

    (b)  The following individuals were elected directors of the Company:


        Goran P. R. Netzler
        Ralph Dollander
        Jan H. L. Jutander
        Richard Schofield
        T. Randolph Whitt


    (c)  Other matters voted upon and voting were as follows:



     (i) Ratification of the selection of McGladrey & Pullen, LLP by the Board of Directors as the Company's independent auditors.

                          For                Abstain          Against

                       3,113,484             2,750             26,067

Item 5. Other Information

           None.



Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits --

             Copy of Seventh Amendment to the amended and restated loan agreement.

             Press Releases:

             1.  Line of Credit Renewed


         (b) Reports on Form 8-K

             None.
                                       13

                                   SIGNATURES





In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                              NDC AUTOMATION, INC.
                              (Registrant)






                                  BY: \s\   Ralph Dollander
                                 Ralph Dollander
                                    President
Date: 7/2/96






                                  BY:   \s\   Claude Imbleau
                                 Claude Imbleau
                                   VP - Finance & Administration
                                  (Chief Financial Officer)

Date: 7/2/96

                                  EXHIBIT INDEX



The following documents are included in this Form 10-QSB as an Exhibit:


                   Designation Number
                   Under Item 601 of
Exhibit Number     Regulation S-K                                                                     Page
                                         Exhibit Description                                          Number
- ------------------ --------------------- ------------------------------------------------------------ -----------


(A) Exhibits:


1.                          10           Copy of Seventh Amendment dated May 31,1996 to the amended      16 - 19
                                         and restated Loan Agreement between the Company and          ----------
                                         NationsBank of North Carolina, N.A.

2.                          99           Press Release Announces Line of Credit received with bank.       20

