Form 10QSB/A
period 1996-05-31
NDC AUTOMATION INC
filed 1996-09-20
CIK 859621

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB/A
This 10-QSB/A is being filed solely for the purpose of adding Exhibit 27. (Mark One)

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

                                    I N D E X

                                                                        Page

Item 6. Exhibits and Reports on Form 8-K

         Exhibit 27 Financial Data Schedule

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