Form 10QSB
period 1996-08-31
NDC AUTOMATION INC
filed 1996-10-09
CIK 859621

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    August 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                         to


Commission file number                               0-18253


                              NDC Automation, Inc.


        (Exact name of small business issuer as specified in its charter)

          Delaware                                             56-1460497

(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                           Identification No.)

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

    As of September 15, 1996, there were 3,453,451 shares of common stock outstanding.

    Transitional Small Business Disclosure Format (Check one):
       Yes___; No X

    This document contains  17 pages.  The Exhibit Index is located on page 15.

                                    I N D E X


                                                                          Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

             Condensed Consolidated Balance Sheets
             August 31, 1996 (Unaudited) and November 30, 1995            3 - 4

             Condensed Consolidated Statements of Operations
               Three and nine months ended August 31, 1996
               and August 31, 1995 (Unaudited)                              5

             Condensed Consolidated Statements of Cash Flows Nine
               months ended August 31, 1996 and August 31, 1995
               (Unaudited)                                                  6

             Notes to Condensed Consolidated Financial Statements         7 - 8

  Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        9 - 12

PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                                13

  Item 2. Changes in Securities                                            13

  Item 3. Defaults Upon Senior Securities                                  13

  Item 4. Submission of Matters to a Vote of Security Holders              13

  Item 5. Other Information                                                13

  Item 6. Exhibits and Reports on Form 8-K                                 13

             (a)  Exhibits -- Press Releases and other Exhibits            13
             (b)  Reports on Form 8-K                                      13


SIGNATURES                                                                 14




                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
                              NDC AUTOMATION, INC.

                            CONDENSED BALANCE SHEETS



                                                                                                  AUGUST 31,           November 30,
                                                                                                    1996                   1995
                                                                                                 (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------

      ASSETS (Note 4)

CURRENT ASSETS
     Cash and cash equivalents                                                                   $  153,232               $  164,781
     Accounts receivables, net                                                                      913,975                1,203,137
     Inventories                                                                                  1,332,473                1,929,649
     Costs and estimated earnings in excess of
            billings on uncompleted contracts                                                        94,479                  123,260
     Prepaid expenses and other assets                                                               50,852                   31,333

------------------------------------------------------------------------------------------------------------------------------------
             Total current assets                                                                $2,545,011               $3,452,160
------------------------------------------------------------------------------------------------------------------------------------
OTHER ASSETS                                                                                     $   16,281               $   16,281
------------------------------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT
      Land                                                                                       $  300,000               $  300,000
      Building and improvements                                                                   1,126,623                1,126,623
      Furniture, fixtures and office equipment,                                                     391,694                  389,709
      Machinery and equipment                                                                       371,512                  371,512
      Software                                                                                      103,557                  103,557
      Vehicles                                                                                       36,729                   30,754
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 $2,330,115               $2,322,155


       Less accumulated depreciation                                                              1,056,884                  964,600
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 $1,273,231               $1,357,555
------------------------------------------------------------------------------------------------------------------------------------
INTANGIBLE ASSETS                                                                                $  181,600               $  258,454
------------------------------------------------------------------------------------------------------------------------------------
====================================================================================================================================
                                                                                                 $4,016,123               $5,084,450



Note: The Condensed Balance sheet at November 30, 1995 has been taken from the Audited Consolidated Financial Statements at that date.

See Notes to Condensed Consolidated Financial Statements


                                                                                 AUGUST 31,       November 30,
                                                                                   1996              1995
                                                                                (UNAUDITED)
--------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Note payable, bank                                                         $   651,045    $   644,375
     Current maturities of long- term debt (Note 4)                                  67,101        288,324
     Accounts payable and accrued expenses;
             including amounts owed to affiliates
             of  $125,757 at 1996 and $25,104 at 1995                               392,771      1,002,574
     Billings in excess of costs and estimated
              earnings on uncompleted contracts                                     233,564        277,527
     Deferred  income taxes                                                            --           12,216
--------------------------------------------------------------------------------------------------------------
             Total current liabilities                                          $ 1,344,481    $ 2,225,016
--------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT (Note 4 )                                                        $ 1,119,730    $ 1,170,311
--------------------------------------------------------------------------------------------------------------

DEFERRED INCOME TAXES                                                           $      --      $    16,613
--------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
       Preferred stock, par value $.01 per share
             authorized 1,000,000 shares; no shares issued                      $      --      $      --
       Common stock, par value $.01 per share;
                11,000,000 shares authorized
                at 1996 and 1995; 3,453,451 shares
               Issued at 1996 and 1995                                                34,534        34,534
       Additional paid-in capital                                                  4,211,566     4,211,566
       Accumulated deficit                                                        (2,694,188)   (2,573,590)

--------------------------------------------------------------------------------------------------------------
                                                                                $ 1,551,912    $ 1,672,510
==============================================================================================================
                                                                                $ 4,016,123    $ 5,084,450
==============================================================================================================


                              NDC AUTOMATION, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                     Three Months Ended                     Nine Months Ended
                                                 AUGUST 31,      August 31,           AUGUST 31,        August 31,
                                                    1996            1995                 1996              1995
-----------------------------------------------------------------------------------------------------------------------

Net revenues                                    $    1,144,829  $    1,817,270      $    4,098,724      $     6,064,440
Cost of goods sold                                     782,217       1,334,460           2,582,449            3,938,477
-----------------------------------------------------------------------------------------------------------------------
    Gross profit                                $      362,612  $      482,810      $    1,516,275      $     2,125,963
-----------------------------------------------------------------------------------------------------------------------

Operating expenses:
      Selling                                   $      144,820  $      103,727      $      488,264      $       550,061
      General and administrative                       319,169       1,036,837           1,021,504            2,710,679
      Research and development                             --           47,000               3,943              144,254
-----------------------------------------------------------------------------------------------------------------------
                                                $      463,989  $    1,187,564      $    1,513,711      $     3,404,994
-----------------------------------------------------------------------------------------------------------------------
            Operating income (loss)             $     (101,377) $     (704,754)     $        2,564      $    (1,279,031)
-----------------------------------------------------------------------------------------------------------------------

Net interest income (expense):
      Interest income                           $         --    $        1,605      $         --        $         6,539
      Interest expense                                 (43,087)       (202,575)           (151,991)            (528,289)
-----------------------------------------------------------------------------------------------------------------------
                                                $      (43,087) $     (200,970)     $     (151,991)     $      (521,750)
-----------------------------------------------------------------------------------------------------------------------

Loss before income taxes                        $     (144,464) $     (905,724)     $     (149,427)     $    (1,800,781)

Federal and state income taxes  (benefit)
   (Note 2)                                            (28,829)         24,122             (28,829)              73,282
-----------------------------------------------------------------------------------------------------------------------
           Net loss                             $     (115,635) $     (929,846)     $     (120,598)     $    (1,874,063)
=======================================================================================================================

Weighted average number of common
     shares outstanding                              3,453,451       2,902,514           3,453,451            2,902,514
-----------------------------------------------------------------------------------------------------------------------

Loss per common share (Note 3)                  $        (0.03) $        (0.32)     $        (0.03)     $         (0.65)

=======================================================================================================================

Dividends per common share                      $         --    $         --        $         --        $          --
=======================================================================================================================



See Notes to Condensed Consolidated Financial Statements

                              NDC AUTOMATION, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                             Nine Months Ended
                                                                                         AUGUST 31,      August 31,
                                                                                            1996            1995
----------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY
     OPERATING  ACTIVITIES                                                              $ 284,187      $ 1,179,403
----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from sale of property and equipment                                      $    --        $     3,782
      Purchase of property and equipment                                                  (31,004)         (51,186)
----------------------------------------------------------------------------------------------------------------------

             NET CASH USED IN INVESTING
                  ACTIVITIES                                                            $ (31,004)     $   (47,404)
----------------------------------------------------------------------------------------------------------------------

CASH FLOW FROM FINANCING ACTIVITIES
        Net borrowings (payments) on revolving credit  agreement                        $   6,670      $  (984,500)
        Principal payments on long-term borrowings                                       (271,804)         (90,847)
----------------------------------------------------------------------------------------------------------------------

             NET CASH USED IN
                  FINANCING ACTIVITIES                                                  $(265,134)     $(1,075,347)
----------------------------------------------------------------------------------------------------------------------
       Effect of foreign currency exchage rates changes
          on cash and cash equivalents                                                  $     402      $   (13,101)
----------------------------------------------------------------------------------------------------------------------
       Increase in cash and cash equivalents                                            $ (11,549)     $    43,551

      Cash and cash equivalents:

           Beginning                                                                      164,781          256,037
----------------------------------------------------------------------------------------------------------------------
           Ending                                                                       $ 153,232      $   299,588
======================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Cash payments  for :
           Interest                                                                     $ 140,741      $   511,854
           Income taxes                                                                 $    --        $  (454,011)

======================================================================================================================


See Notes to the Condensed Consolidated Financial Statements

                              NDC AUTOMATION, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1.


The unaudited internal condensed consolidated financial statements and related notes have been prepared by NDC Automation, Inc. (the "Company"), without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and changes in cash flows at August 31, 1996, and for all periods presented, have been made.

The condensed consolidated financial statements at August 31, 1995 include the accounts of the Company and its wholly-owned subsidiaries, NDC Technology Australia PTY Ltd. and NDC Laser AB. The two subsidiaries were sold November 30, 1995; accordingly, the August 31, 1996 financial statements include only the Company's accounts. All material inter-company balances and transactions have been eliminated in consolidation.

The functional currency for the Company's foreign operations is the applicable local currency. The translation of the foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended November 30, 1995. The results of operations for the three and nine months ended August 31, 1996 are not necessarily indicative of the operating results for the full year.



NOTE 2. INCOME TAXES

The Company recognized a tax benefit of $28,829 in 1996 domestically for its current loss by reducing its deferred tax liability. Income tax expense of $73,282 for the nine months ended August 31, 1995 is due primarily to income taxes of one of its foreign subsidiaries.



NOTE 3. LOSS PER COMMON SHARE

Loss per common share is computed by dividing net loss applicable to common shareholders by the weighted average common shares outstanding. Options issued pursuant to the Stock Option Plans which are normally considered common stock equivalents, have been excluded, as their inclusion does not dilute the computation beyond the 3% materiality test or their exercise price was above the market price for substantially all of three consecutive months .

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4.  PLEDGED ASSETS, NOTES PAYABLE, BANK AND LONG-TERM DEBT


The Company has the following notes payable to a bank at August 31, 1996:



Line of credit for  $900,000 with interest at prime plus 4.00%.  Advances under the line of  credit will not exceed the lesser of 1) $900,000 or 2) the sum of 80% of the Company's current accounts receivable, plus 40% of the book value of its current inventory.  The line of credit also contains certain financial covenants to which the
Company must adhere.
The termination date of the line is November 29, 1996.(1),(2)                                $   651,045

========================================================================================================


Long-term debt consists of the following at August 31, 1996:

Mortgage note payable to a bank, based on a 7.75% fixed rate.  Original principal balance to be repaid in fifty-nine (59) consecutively monthly principal and interest payments of $13,057, with one final payment of  approximately $1,025,936 due on
February 10, 1998.  The note is collaterized by the Company's land and building with a carrying value of $1,071,884. The loan also contains certain financial covenants
to which the Company must adhere.                                                             $1,186,831

Less current maturities:
  Mortgage                                                                                    $   67,101
--------------------------------------------------------------------------------------------------------

                                                                                              $1,119,730
========================================================================================================

(1) The prime rate at August 31,1996 was 8.25%.
(2) The line of credit is secured by a first priority security interest in the Company's accounts receivable, inventory, software and patents.


Maturities of long-term debt at August 31, 1996 are as follows:

                                                                 Maturities
                                                                     of
 Year Ending                                                     Long-term
  August 31                                                         Debt
--------------------------------------------------------------------------------

1997                                                            $   67,101
1998                                                             1,119,730
1999                                                                     -
--------------------------------------------------------------------------------


                                                                $1,186,831
================================================================================

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

OVERVIEW

    The Company derives virtually all of its revenues from the sale of hardware, software and engineering services in connection with projects incorporating its Automated Guided Vehicle (AGV) control technology and from the sale of its products. For the past several fiscal years, the Company's net revenues from AGV systems, vehicles and technology have been derived primarily from sales to customers serving two industries -- textiles and newspaper publishing. Net revenues in 1995 and during 1996, however, have been concentrated in other industries as the newspaper industry itself has undergone contraction and the Company has focused its sales efforts away from the textile industry during and subsequent to the Schlafhorst, Inc. arbitration proceedings. The Company's results of operations can be expected to continue to depend substantially upon the capital expenditure levels in those industries and in other industries that it may enter. In addition, during 1995 and early 1996, net revenues derived from RFID products and services have generally declined due to increased competition among RFID suppliers and the decreased demand from the North American automobile industry, which is the primary market for the sale of its RFID systems. The net revenues in RFID were primarily derived from after market sales to existing customers in 1995. The Company assigned the exclusive distribution agreement and manufacturing rights back to Statec Technologies SA, the Company's supplier of such products, in March of 1996.

    Due to the long sales cycle involved, uncertainties in timing of projects and the large percentage that the dollar amount of a typical project usually bears to the Company's historical and current quarterly and annual net revenues, the Company has experienced, and may be expected to continue to experience, substantial fluctuations in its quarterly and annual results of operations.

    The Company sells its products and services primarily in two ways. Vehicles, technology and other products and services may be sold in a "project" that becomes an integrated AGV system. "Projects" are undertaken by the Company in cooperation with its customers. The primary business is to sell hardware, software and services to be sold as standard items to OEM customers, with less involvement by the Company in overall system design. The Company generally would recognize lower net revenue but would enjoy a higher gross profit margin percentage in selling standard items, in each case compared to the sale of a project, due to the inclusion in project sales of other vendors' products and services with margins generally lower than the Company's own products and services. Between any given accounting periods, the levels of and mixture of standard item sales and project sales can cause considerable variance in net revenues, gross profit, gross profit margin, operating income and net income.

    Revenues from standard item sales are recognized upon shipment, while revenues from project sales are recognized under the "percentage of completion" method. Under this method, with respect to any particular customer contract, revenues are recognized as costs are incurred relative to each major segment of the project. Although the percentage of completion method will ordinarily smooth out over time the net revenue and profitability effects of large projects, such method nevertheless subjects the Company's results of operations to substantial fluctuations dependent upon the progress of work on project segments. Such segments can differ markedly from one another in amount and in gross profit margin.

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

RESULTS OF OPERATIONS

         The table below shows (a) the relationship of income and expense items relative to net revenues, and (b) the change between the comparable prior period and current period, for the three-month and nine-month periods ended August 31, 1996 and 1995, respectively. This table should be read in the context of the Company's condensed consolidated statements of income presented elsewhere herein:

                                                                                              Percentage of Change
                                                                                                Period to Period
                                                 Percentage of Net Revenues                    Increase(Decrease)
--------------------------------- ------------------------------------------------------ ---------------------------
                                                                                             Three          Nine
                                                                                             Months        Months
                                           Three Months                Nine Months            Ended         Ended
                                              Ended                       Ended             August 31,    August 31,
                                     August 31,    August 31,    August 31,    August 31,    1995 to       1995 to
                                       1996          1995          1996          1995          1996          1996
                                        %             %             %             %             %             %
--------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
Net Revenues                          100.0         100.0         100.0         100.0        (37.0)        (32.4)
Cost of Goods Sold                     68.3          73.4          63.0          64.9        (41.4)        (34.4)
--------------------------------- ------------- ------------- ------------- -------------

Gross Profit                           31.7          26.6          37.0          35.1        (24.9)        (28.7)
--------------------------------- ------------- ------------- ------------- -------------

Operating expenses:
Selling                                12.6           5.7          11.9           9.1         39.6         (11.2)
General and administrative             27.9          57.1          24.9          44.7        (69.2)        (62.3)
Research and development                  -           2.6           0.1           2.4       (100.0)        (97.3)
--------------------------------- ------------- ------------- ------------- -------------
                                       40.5          65.4          36.9          56.2        (60.9)        (55.5)
--------------------------------- ------------- ------------- ------------- -------------
Operating income (loss)                (8.8)        (38.8)          0.1         (21.1)       (85.6)       (100.2)
Net interest expense:                  (3.8)         11.1          (3.7)          8.6        (78.6)        (70.9)
--------------------------------- ------------- ------------- ------------- -------------
Loss before income taxes              (12.6)        (49.9)         (3.6)        (29.7)       (84.0)        (91.7)

Federal and state income taxes
(benefit)                              (2.5)          1.3          (0.7)          1.2       (219.5)       (139.3)
--------------------------------- ------------- ------------- ------------- -------------

Net Loss                              (10.1)        (51.2)         (2.9)        (30.9)       (87.6)        (93.6)
================================= ============= ============= ============= =============


QUARTER ENDED AUGUST 31, 1996 COMPARED TO THE QUARTER ENDED AUGUST 31, 1995

Net revenues decreased by $672,441 or 37.0% from $1,817,270 in the earlier period to $1,144,829 in the latter period. The primary reasons for the decrease was that the Company had a lower opening backlog at May 31, 1996 compared to the prior year and due to the sale of its two subsidiaries the Company recognized no revenues in 1996 from NDC Laser AB and NDC Technology Australia PTY Ltd.

Cost of goods sold decreased from $1,334,460 to $782,217 or 41.4% due primarily to lower net revenues in 1996. As a percentage of net revenues, cost of goods sold was lower compared in 1996 due to a higher mix of standard product sales and engineering services compared to the prior year. During the current quarter ended the Company wrote-down $45,000 of inventory due to obsolescence. Gross profit decreased by $120,198 or 24.9% from $482,810 to $362,612, while gross profit as a percentage of net revenues increased to 31.7%, from 26.6% again due to a higher mix of standard product sales and engineering services.

Selling expenses increased from $103,727 to $144,820 or 39.6% due primarily to an Australian grant received during the third quarter of 1995 while no such grant was received in 1996. General and administrative expenses decreased from $1,036,837 to $319,169, or 69.2% due to lower legal and associated expenses related to the resolution of the Schlafhorst, Inc. arbitration case and large overhead reductions due to the Company's restructuring in the last quarter of 1995. In 1995 the Company incurred personnel severance expenses of approximately $370,000 associated with the restructuring. During the last quarter in 1995, the Company sold its foreign subsidiaries. NDC Laser was sold to Netzler & Dahlgren Co. A.B. and NDC Technologies Australia was sold to an officer of the

Australian company. The Company also sold its laser technology to Netzler and Dahlgren Co. A.B.. These developments allowed the Company to significantly reduce its depreciation and amortization expense in 1996. General and administrative expenses are expected to be significantly lower in 1996 compared to 1995. As a percentage of net revenues, general and administrative expenses decreased from 57.1% to 27.9%.

Primarily as a result of the foregoing, the operating loss decreased by $603,377 or 85.6% from $704,754 in the earlier period to $101,377 in the latter period.

Net interest expense decreased from $200,970 to $43,087, a decrease of $157,883. The net decrease is primarily due to lower borrowings compared to the prior year due to a significant cash receipt from the settlement of the Schlafhorst, Inc. arbitration case in the fourth quarter of 1995 and the reduction of current debt resulting from the Company's restructuring.

Loss before income taxes decreased by $761,260 from $905,724 to a loss of $144,464, due primarily to the foregoing factors.

The Company recognized a tax benefits in 1996 domestically for its current loss by reducing its deferred tax payable. The income tax expense in 1995 is due primarily to income taxes of one of its foreign subsidiaries.

Primarily as a result of the foregoing, net loss decreased by $814,211 from $929,846 to a net loss of $115,635.

BACKLOG. Backlog consists of all amounts contracted to be paid by customers but not yet recognized as net revenues by the Company. At August 31, 1996, the Company had a backlog of approximately $1,200,000 compared to approximately $2,400,000 one year earlier. The Company announced the receipt of an order for approximately $585,000 in September of 1996. Substantial fluctuations in backlog are considered normal due to the size of AGV system contracts. Substantial fluctuations in the industry makeup of the Company's backlog also are considered normal.

NINE MONTHS ENDED AUGUST 31, 1996 COMPARED TO NINE MONTHS ENDED AUGUST 31, 1995

Net revenues decreased by $1,965,716, or 32.4%, from $6,064,440 in the earlier period to $4,098,724 in the latter period. Approximately $850,000 of revenues were received from its subsidiaries in 1995 , the subsidiaries where sold November 30,1995 thereby providing no revenues for 1996.

Cost of goods sold decreased from $3,938,477 to $2,582,449, or 34.4 %, due primarily to the lower level of net revenues. As a percentage of net revenues, cost of goods sold decreased from 64.9% to 63.0%. Gross profit decreased by $609,688, or 28.7%, from $2,125,963 to $1,516,275, while gross profit as a percentage of net revenues increased from 35.1% to 37.0%.

Selling expenses decreased from $550,061 to $488,264, or 11.2% due to lower show, personnel and general selling expenses. General and administrative expenses decreased from $2,710,679 to $1,021,504, or 62.3%, primarily due to the Company's restructuring.

Primarily as a result of the foregoing, the operating income for the period was $2,564 compared to an operating loss of $1,279,031 the prior year.

Net interest expense decreased from $521,750 to $151,991, a decrease of 70.9%. The decrease is primarily due to decreased borrowing needs compared to the prior year.

Loss before income taxes decreased by $1,651,354, or 91.7%, from $1,800,781, to $149,427 due primarily to the foregoing factors.

The Company recognized a tax benefits of $28,829 in 1996 by applying its current loss against its deferred tax liability. Income tax expense in 1995 of $73,282 is due primarily to income taxes of one of its foreign subsidiaries.

Primarily as a result of the foregoing, the net loss decreased by $1,753,465, or 93.6%, from $1,874,063 to a net loss of $120,598.

LIQUIDITY AND CAPITAL RESOURCES

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

During the nine months ended August 31, 1996 net cash provided by operating activities was $284,187. The Company reduced its inventory by $597,176 during the nine month period ending August 31, 1996 which allowed it to create operating cash flows to reduce current liabilities.

The Company continues to operate with the line of credit under modified financial covenants and cash collateral accounts. The net effect of the cash collateral accounts gives the lender the authority to monitor the Company's outgoing cash flows. As of September 30, 1996 the Company had $375,575 available under the current borrowing base calculation. The Company's present line of credit was extended initially from March 31, 1996 to May 31, 1996 at a lending rate of prime plus 3 1/2%. The line was then further extended to November 29, 1996. The new terms of the extension includes 1) an increase in the interest rate to prime plus 4% per annum, 2) the percentage of inventory against which financing is available was reduced to 40% from 50% and 3) the available facility was lowered to a maximum of $1,050,000 from May 31, 1996 through June 27, 1996 and then lowered to $900,000 from June 28, 1996 and thereafter. The Company has entered into discussions with other lenders to replace the current primary lender. The Company has no assurance that such line will be replaced by a new lender.

The Company eliminated its note payable of $200,000 to Netzler & Dahlgren by successfully negotiating the return of certain excess inventory at cost to such company. Furthermore, the Company returned additional inventory at cost to Netzler & Dahlgren to reduce inventory back to a normal operating level and reduce current accounts payable to the affiliate. The Company believes that its working capital of $1,200,530 at August 31, 1996 is adequate for it current operations. However, management believes the working capital may be inadequate should the Company not secure a suitable long-term line of credit arrangement.

PART II. OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS

        None.


ITEM 2. CHANGES IN SECURITIES

        None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

           None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits --

             Press releases:

             1.   Announces receipt of order from Munck Automation Technology,
                  Inc.

             2.   Exhibit 27 Financial Data Schedule

         (b) Reports on Form 8-K

             None.

                                   SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               NDC AUTOMATION, INC.
                                                   (Registrant)




                                               BY: /S/ Ralph Dollander
                                               Ralph Dollander
                                               President
Date: Oct. 8, 1996



                                               BY: /s/ Claude Imbleau
                                               Claude Imbleau
                                               VP - Finance & Administration
                                               (Chief Financial Officer)

Date: Oct. 8, 1996

                                  EXHIBIT INDEX



The following documents are included in this Form 10-QSB as an Exhibit:


                   Designation Number
                   Under Item 601 of
Exhibit Number     Regulation S-K                                                                     Page
                                         Exhibit Description                                          Number
------------------ --------------------- ------------------------------------------------------------ -----------
1.                          99           Press release announces receipt of order from Munck            16
                                         Automation Technology, Inc.
2.                          27           Financial  Data Schedule                                       17