Form 10KSB
period 1996-11-30
NDC AUTOMATION INC
filed 1997-02-27
CIK 859621

U.S.SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                  FORM 10-KSB

(Mark One)


[X] Annual report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    [FEE REQUIRED]

For the fiscal year ended November 30, 1996 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    [NO FEE REQUIRED]

For the transition period from         to
Commission file number 0-18253

                              NDC AUTOMATION, INC.

                 (Name of small business issuer in its charter)


               Delaware                                   56-1460497

    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                   Identification No.)


            3101 Latrobe Drive, Charlotte, North Carolina  28211-4849
               (Address of principal executive offices)   (Zip Code)


    Issuer's telephone number (704) 362-1115


    Securities registered pursuant to Section 12(b) of the Exchange Act:

                                        Name of each exchange on
    Title of each class                          which registered


          None                                        None


      Securities registered pursuant to Section 12(g) of the Exchange Act:


                           .01 Par Value Common Stock

                                (Title of Class)


    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X No


    Check if there is no disclosure of delinquent filers in response to Item
405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.


                                     [X]


    State issuer's revenues for its most recent fiscal year: $ 6,142,954.

    The aggregate market value of the voting stock held by non-affiliates of the Registrant was $973,543, based upon the closing sales price of Common Stock on OTC Bulletin Board on January 31, 1997 of $0.46875 per share.


    As of January 31, 1997, 3,453,451 shares of Registrant's Common Stock, par value $.01 per share, were outstanding.


    Portions of the Registrant's Annual Report to the security holders filed pursuant to Rule 14a-3(b) under the Securities Exchange Act of 1934 are incorporated by reference in Part II, Items 6 and 7. In addition, portions of the Registrant's definitive proxy statement for the 1997 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 are incorporated by reference in Part III, Items 9, 10, 11 & 12.


    Transitional Small Business Disclosure Format (check one): Yes No X


    This document contains 66 pages.  The Exhibit Index is located on Page 13.

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS


BUSINESS DEVELOPMENT


    NDC Automation, Inc. conducts the business previously carried on by Netzler and Dahlgren Company Technologies, Inc. ("NDCT"), NDC Systems, Inc. ("NDCS"), and another company also called NDC Automation, Inc. ("NDCA") (all collectively referred to hereunder as the "Company").


    NDCT was founded in 1982 as the North American affiliate of NDC, Netzler & Dahlgren Co. AB ("Netzler & Dahlgren"), a Swedish Company. NDCT's strategy was to acquire or license European control technologies and products, and to enhance, modify, and otherwise adapt them for use by customers in North America.



    In 1984, NDCS was organized to market radio frequency identification technology products.


    Automation Technologies, Inc. ("ATI") was formed in 1985, but did not engage in the active conduct of business.


    In 1987, NDCA was formed to provide standard hardware and software packages for Original Equipment Manufacturers (OEM) to expand applications of automatic guided vehicle systems ("AGVS") and RFID technologies into industries that traditionally did not use such technologies.


    Effective December 1, 1987, NDCT, NDCS, and NDCA were all merged into ATI. The surviving corporation changed its name to NDC Automation, Inc. The effect of the merger was to combine the business activities of three separate, but market-related, companies into a single, integrated enterprise. The Company became a Delaware corporation in December 1989 through a merger entered into for the purpose of changing the Company's state of incorporation. At that time its sole subsidiary was N/S Technology, Inc., an inactive North Carolina corporation which was dissolved in 1994.


    On March 28, 1990, the Companyis successfully completed its Initial Public Offering netting $1,996,598 to improve its financial position.


    On June 30, 1991, the Company acquired all of the common stock of Southeastern Software Developers, Inc. ("SSDI"), a South Carolina corporation, from its shareholders for stock in the Company and cash. SSDI developed and owned proprietary control and monitoring software used primarily in the textile industry. The Company has essentially absorbed the operations of SSDI and dissolved SSDI's corporate charter in 1996.


    Effective July 1, 1992, the Company acquired for cash and stock all of the outstanding shares of NDC Technology Australia PTY Ltd. ("NDCTA"), a company formed to acquire, develop, market, and sell hardware, software and engineering services incorporated into and used to control AGVS in the international market. NDCTA was sold on November 30, 1995 to its managing director.


    On June 22, 1993, the Company purchased the assets of AutoNavigator AB ("ANAB"), of Lulea, Sweden. A subsidiary of the Company, NDC Laser AB ("NDC Laser"), was formed to produce and distribute ANAB's laser device and related software, enhancing the Company's know-how. NDC Laser was sold November 30, 1995 to NDC AB.


    During the fiscal year ending November 30, 1996, the Company discontinued its marketing and distribution of the radio frequency identification products to primarily focus on its AGVS business. The Company also refocused its marketing and sales of AGVS equipment to OEM customers and system suppliers and away from end-users. The Company's strategy is to ensure that it does not compete with its existing and potential customers.

BUSINESS OF THE ISSUER


    The Company's core business is to be a leading supplier of controls hardware, software, engineering services and other components that are incorporated into automated guided vehicles ("AGV's" or "vehicles") and into systems that incorporate one or more such vehicles ("AGV systems"). AGV's are driverless, computer-controlled vehicles that are programmed to transport materials through designated pickup and delivery routines within a particular facility (usually a manufacturing or distribution facility) and to transmit information concerning system status, inventory tracking and system controls to a system controller. In 1996, sales of AGV related products and services have accounted for almost all of the Company's net revenues compared to 89% in prior years.


    The Company's AGV system products and services have been used in a variety of industries, including textiles, automotive, newspaper publishing and electronics. These control products are designed to be of such general applicability as to be incorporated into many kinds of material handling vehicles. Consequently, they are used not only in custom-designed AGV vehicles and systems, but also to automate conventional material handling equipment such as forklifts and pallet jacks.


    The Company markets a laser guidance AGV control system, Lazerway(TM), which is viewed by management as superior to the traditional "wire guidepath" technology for controlling the direction of an AGV. Management believes that this laser technology, which permits the end user to alter the guidepaths of AGV's without changes in its facility, will allow the Company to penetrate new markets and attract new partners.


    The Companyis philosophy is to sell its hardware, software and engineering services to Original Equipment Manufacturer (OEM) customers, i.e. manufacturers of AGVs, AGV systems and other vehicles that can be equipped for automation for the full satisfaction of the end-users' needs. The Company will sell such services through regular distribution or as a sub-contractor to such OEM customers. However, the Company may supply, from time to time, an end user only in circumstances where an OEM customer or system supplier is not available to implement or support the system.


    The Company was incorporated in North Carolina in 1987 and reincorporated in Delaware in 1989, although its predecessors had been in existence since 1982. Its principal office is located at 3101 Latrobe Drive, Charlotte, North Carolina, 28211, and its telephone number is (704) 362-1115.

STRATEGY


    The Company's mission is to strengthen its core business through active marketing, distribution and support of AGV system control technology, engineering and related products through sales to AGV manufacturers, material handling system integrators and other equipment manufacturers who typically integrate the Company's products into system products for sale to the actual users of AGV systems.


    The Company is focusing its marketing efforts on its laser technology, Lazerway(TM), towards OEM customers as well as to existing users of AGV systems for up-grading and retrofitting purposes.


    The Company has divested itself of all previous acquisitions to focus on its core business in North America. The Company's strategy is to increase awareness of its AGV technology among end users while creating new relationships with existing AGV suppliers and system suppliers to distribute the products or systems to potential end users. As part of the strategy, the Company intends to pursue undeveloped potential markets to the end users through OEM distribution relationships. The Company believes that its focus on laser technology rather than on wire technology can give it an advantage in the existing and future market place. The primary focus of such sales effort will be to provide products and services to OEM customers and system suppliers while eliminating system sales to end users. The above strategy in the near term may, however, lower revenues as the Company reduces its sales of non-standard products that it typically sold in providing an entire AGV systems to customers. The Company receives a higher margin, however, on its standard AGV product revenues compared to its non-standard product revenues, while limiting its risk exposure (see Part II, item 6 of this report).


    The Company also intends to pursue other but related product lines that can be distributed to its targeted customers to supplement its existing AGV business. This should allow the Company to grow, while making the Company less dependent on its present product lines. There can be no assurance, however, that this strategy will meet management's objectives for growth.

AUTOMATED GUIDED VEHICLE SYSTEMS


GENERAL


    AGV's are driverless, computer-controlled vehicles that are programmed to transport materials through designated pickup and delivery routines within a particular facility (usually a manufacturing or distribution facility) and to transmit system status, inventory tracking and control and other information.
In many manufacturing and distribution processes, material handling needs are met by roller tables, conveyors, manually operated vehicles and other conventional methods. The vehicles can be rerouted within the constraints imposed by the particular system. The Company's AGV system products and services have been used in a variety of industries, e.g. warehousing, textiles, newspaper publishing and electronics. Control systems and technology supplied by the Company are used for guidance and control of AGV systems in numerous existing production facilities.


    The vehicles can be made to move and stop, load and unload, and perform other functions. The AGV's load handling equipment is adapted to the type and weight of the material that it handles and may consist of a roller table, forklift, mechanical arm or other device. The vehicle's wheel and drive configurations vary, depending upon the degree of maneuverability required within the manufacturing or distribution facility.


    Automatic guided vehicles can be guided between pick-up and delivery points by several methods. The traditional method is an inductive loop, called a wire guidepath, which is embedded in the floor of the facility when the AGV system is installed. The vehicles in an AGV system are equipped with a sensor and guidance equipment that cause them to follow the guidepath. Because the installation of a wire guidepath requires cutting a channel in the floor of the facility, the wire guidepath method makes rerouting of AGV's less flexible. Moreover, this method of installation of the system makes it inappropriate for clean room environments and certain other applications.


    An alternative, new vehicle guidance method uses laser technology, which eliminates the need for extensive facility reconfiguration upon installation. The laser guidance technology employs a rotating laser beam emitted from a vehicle to sweep the room and calculate angles to detected reflectors. The data gathered in this manner is used by the vehicle's computer to determine its location and progress towards its destination. The vehicle can be rerouted remotely by computer. Management believes that the Company's new laser guidance is superior to traditional technology because it permits the end user to alter the designated routines of AGV's without extensive reconfiguration or facility changes.


    The end users of AGV systems typically are firms that need to move objects by vehicle within a single manufacturing or distribution facility. For example:



    A US Army facility uses vehicles to transport nuclear waste.


    A significant number of newspapers, including twelve in North America, use AGV systems incorporating the Company's products to move paper rolls and finished editions through their printing plants.


    A computer work station manufacturer uses an AGV system incorporating the Company's products to move component assemblies, parts, work-in-process and finished goods through its plant.


    The Company offers 62 standard items of equipment and 41 standard software products to its customers for their use and incorporated into AGV systems for end users. These control products are designed to be of such general applicability as to be useful in many kinds of material handling vehicles. Consequently, they are used not only in custom-designed AGV vehicles and systems, but also to upgrade conventional material handling equipment such as forklifts and pallet jacks.

    AGV systems are custom-designed by system houses and OEM's, and occasionally by end users, to satisfy the material handling needs of an end user's facilities. The more complex AGV systems perform several functions and are controlled by highly sophisticated computer software. These systems track and maintain the flow of materials through an entire manufacturing or distribution process. In doing so, they use numerous vehicles to move parts and assemblies through the various operations necessary to produce the finished product. The AGV system's own computers provide host production computers with the information necessary for management to make real-time production decisions.



THE MASTER LICENSE AGREEMENT


    The Company's AGV system products and services incorporate technology licensed by, and products purchased from, Netzler and Dahlgren Co. AB ("Netzler & Dahlgren"), as well as technology that it has acquired or developed itself. In accordance with the Master License Agreement dated December 1, 1987, the Company receives Netzler & Dahlgren's AGV technology, hardware, software, know-how and consulting services. The Master License Agreement provides that the Company has the exclusive rights to commercially and technically utilize, apply and sublicense Netzler & Dahlgren's AGV system control technology and to sell its AGV system products in North America. Ongoing use by the Company of AGVS technology unavailable from Netzler & Dahlgren, however, would allow Netzler & Dahlgren to terminate the Company's exclusive rights.


    On November 30, 1995, the Company sold its laser technology to Netzler & Dahlgren and extended the Master License Agreement. The amended agreement continues to allow the Company to distribute the Netzler & Dahlgren laser technology exclusively in North America. The Master License Agreement further provides that any enhancements or improvements of existing technology sponsored or developed by one party shall be the property of the original developer (subject to a royalty-free grant back to the other party for marketing outside the owner's territory). The agreement was extended for ten (10) years and will expire on December 1, 2005 and is subject to automatic two year extensions unless and until one party, in compliance with certain procedures, notifies the other of its intention to terminate the agreement. It provides for payment of a 10% royalty on license fees received by the Company with respect to AGV system technology. It also provides for the sale of products at prices determined annually. Royalties are due 30 days following receipt of payment by the Company. During the fiscal year ended November 30, 1996, the Company incurred no royalties to Netzler & Dahlgren with respect to technology licenses and purchased an aggregate of $1,049,324 of hardware, software and engineering consulting services.


RESOLUTION OF SCHLAFHORST, INC. ARBITRATION


    The Company had a working agreement with Schlafhorst, a leading textile industry OEM. Schlafhorst, domiciled in Germany but with offices in Charlotte, North Carolina, supplies equipment to the yarn manufacturing sector of the textile industry. Its agreement with the Company terminated on August 18, 1994. Under that agreement, the Company was developing and supplying to Schlafhorst a complete AGV system product line to be integrated with equipment manufactured and marketed by Schlafhorst.


    In August 1993, Schlafhorst and the Company agreed in principle to modify their working agreement to increase involvement by Schlafhorst in the completion of existing projects. The parties also agreed in principle that Schlafhorst would increase its long-term participation in textile automation projects using the Company's AGV system control technology and equipment. During September 1993, the Company entered into an exclusive know-how license agreement with Schlafhorst for the laser technology. In February 1994, Schlafhorst acquired an AGV system manufacturer based in Michigan that relies on chemical guidepath technology.

    In April 1994, Schlafhorst filed a demand against the Company for arbitration with the American Arbitration Association. Schlafhorst claimed that it was entitled to a refund of approximately $1,000,000 on account of the alleged failure of a system sold by the Company to Schlafhorst to meet a March 31, 1994 throughput test at the facilities of Schlafhorst's customer. The Company disagreed with Schlafhorst as to the results and proper interpretation of the throughput test and asserted claims against Schlafhorst in the arbitration proceeding in excess of $31,500,000, plus punitive damages and treble damages. The Company and Schlafhorst submitted their claims and disputes to non-binding mediation, which did not result in a settlement. In December 1994, Schlafhorst submitted an additional claim in this proceeding, which claim sought to terminate all Project Agreements entered into by and between Schlafhorst and the Company and to recover all sums paid by Schlafhorst to the Company under all the Project Agreements, for a total claim of $8,501,483 (which included the initial Schlafhorst claim) plus costs, attorneys' fees and interest. The arbitration began on March 1, 1995 and was completed June 22, 1995. The American Arbitration Association announced on July 24, 1995 that a $2,132,066 award was to be paid to the Company by Schlafhorst. The award was subsequently paid in early September, 1995. In addition to the award, the Company was entitled to retain inventory set aside under "cost and estimated earnings in excess of billings on uncompleted contracts" for Schlafhorst projects. The net effect of the award on the Company's consolidated statement of operations was a reduction of cost of goods sold of approximately $150,000 for the quarter ended August 31, 1995.


    In a related matter, in June 1994 the Company filed a lawsuit against Schlafhorst alleging misappropriation of trade secrets and unfair deceptive trade practices. The Company asserted that Schlafhorst misappropriated confidential computer software belonging to the Company. The Company sought an injunction barring Schlafhorst from using or divulging the software and requiring Schlafhorst to return all copies of the software to the Company. These claims were in addition to those which the Company has asserted against Schlafhorst in their arbitration proceedings described above. The Company has settled its previously described lawsuit against Schlafhorst, Inc. and Schlafhorst's counterclaim with respect to trade secrets and related matters. Neither party admitted any liability with respect to any of the allegations of the complaint or counterclaim.


    As a result of the foregoing, the Company experienced cash flow difficulties, restructured bank debt and arranged deferred payment terms with its existing major creditors. The Schlafhorst proceedings raised substantial doubt about the Company's ability to continue as a going concern. The receipt of the award and completion of recent transactions (see Part I of the Business Development and Part II Item 6 as described herein) greatly alleviated working capital needs for the Company.


RFID PRODUCTS


    RFID products are attached to materials at an early stage of production and accompany those materials throughout a manufacturing or distribution process, using radio waves to transmit information specific to such material.


    RFID products are used in the automobile, manufacturing and electronics industries. RFID products are also used in access control systems to identify people for security and other purposes.


    RFID products simplify manufacturing and distribution processes by decentralizing processing and decision-making functions, thereby reducing the processing requirements of the host computer. Such products offer both item identification and data management capabilities. Although RFID products are sometimes used in AGV systems, the application of such products is not limited to such systems.


    Increased competition and decreased demand from the North American automobile industry generally have resulted in declining net revenues for the Company's RFID product line. On March 1, 1996, the Company reassigned its distribution and manufacturing rights to Statec subject to monthly cash payments by Statec to the Company. For the fiscal years ended November 30, 1996, 1995 and 1994, RFID product sales accounted for approximately 3%, 11%, and 9%, respectively, of the Company's net revenues.

CUSTOMERS


    A substantial portion of the Company's business in any given year is derived from a limited number of customers, although the identity of those customers varies somewhat from year to year. For the fiscal year ended November 30, 1996, orders from the three largest customers accounted for 10.9%, 8.7% and 7.7% of the Company's net revenues. For fiscal 1995, orders from the three largest customers accounted for 13.2%, 12.8% and 11.5% of the Company's net revenues. For fiscal 1994, orders from the three major customers accounted for 14.0%, 7.8% and 7.5% of the Company's net revenues.


    End users of the Company's products and services are reached by the Company's sales through system suppliers and OEM's .


    The Company's system supplier and OEM customers include 17 firms that acquire the Company's products under various types of agreements. Under the terms of such agreements, the system supplier can obtain hardware, software and access the Company's specific AGV system know-how.


    AGV system products and services sold to system suppliers, OEM's and Netzler & Dahlgren as a group accounted for approximately 75%, 37% and 60% of the Company's net revenues in the fiscal years ended
November 30, 1996, 1995 and 1994, respectively. For the fiscal year ended November 30, 1996, such customers accounted for approximately
$4.6 million in net revenues.



    The Company sold also in 1996 its AGV system products and services directly to end users to incorporate such components and equipment into AGV systems suitable for their particular needs. These end users often are major manufacturing concerns experienced in the application of sophisticated material handling systems for in-house use. The two primary reasons for system sales to end users are that no suitable OEM supplier can be identified or the need for the Company to maintain its application know-how. AGV system products and services sold to end users accounted for approximately 22%, 52% and 31% of the Company's net revenues in the fiscal years ended November 30, 1996, 1995 and 1994, respectively.


MARKETING


    The Company's marketing strategy is to promote the advantages of its AGV control technology to the whole market, particularly its laser guidance Lazerway(TM). The technology consists of a family of products, both hardware and software, capable of being incorporated into a broad variety of systems while preserving the identity and independence of the system supplier. The Company sales and distribution efforts are directed toward its OEM customers and system suppliers only. However, to increase demand for the products and services of the AGV suppliers, the Company's marketing program targets North American end users, system suppliers and OEMs. These firms add value and supply finished products to end users. In its approach to certain prospective customers, the Company will suggest a teamed technology arrangement. In such an arrangement, the Company will work with its OEM customer to integrate the Company's products and services with their equipment. The goal is to fashion a material movement system that will satisfy the end user's particular needs. Such technology once installed can be maintained by factory floor technicians and has been used in more than 1000 AGV systems with over 6,000 vehicles (composed of as few as one vehicle and as many as 50 vehicles) .


    The Company's marketing program is led by its President, and implemented by its Marketing Manager and Sales Group, who are responsible for developing relationships with system suppliers, OEM's, distributors and manufacturers' representatives. The Company attends the major trade shows held by the materials handling industry and advertises in various industry publications.

    Although the Company actively markets all of its products and services, a substantial part of its business is unsolicited. For example, a potential end user of the Company's products might solicit requests for proposals from more than one system supplier. A system supplier will incorporate the features of the Company's products and services in the technical specifications of its bid, in which case the pricing of its bid would reflect the cost of such products and services. It is not unusual for several system suppliers or OEMs to incorporate features of the Company's products and services into their bids, thus enhancing the likelihood that such products and services will be included in the AGV system finally selected by the end user. The bidding process takes, on the average, three months to one year for completion. The design, manufacture and installation of AGV systems utilizing the Company's products and services require an additional six to twelve months.


BACKLOG


    Backlog consists of all amounts contracted to be paid by customers but not yet recognized as net revenues by the Company. At November 30, 1996, the Company had a backlog of approximately $780,000 compared to $1,415,000 total backlog one year earlier. Substantial fluctuations in backlog are considered normal due to the size of AGV system contracts. Substantial fluctuations in the industry makeup of the Company's backlog also are considered normal.


PATENTS AND PROPRIETARY INFORMATION


    The Company has obtained marketing and manufacturing rights to control technology, components, equipment and know-how developed by Netzler & Dahlgren, and the Company is not permitted to apply for any patent thereon. Product developments sponsored and funded by the Company are the property of the Company and may be patented by the Company. The Company owns and licenses various patents and trademarks with varying expiration dates.


    Management believes that the Company's strong ability to modify and adapt its products to changing applications is just as significant to the maintenance of its competitive position as is the protection afforded by its own patents and trademarks.


RESEARCH AND DEVELOPMENT


    The Company's research and development activities are designed to complement existing products and services and not to innovate radically different technologies. Management relies upon Netzler & Dahlgren to innovate technology to which the Company would be entitled according to the terms of the Master License Agreement.


    The Company expensed $3,942 in fiscal 1996, $141,220 in fiscal 1995, and $113,356 in fiscal 1994 for research and development, all relative to AGV systems.


INVENTORY


    The Company purchases considerable amounts of hardware and software from Netzler & Dahlgren. The lead time required for such purchases averages approximately sixteen weeks. Other manufactured products inventoried by the Company require similar lead times. Due to the long lead times required, a general increase in the volume of business can relate to increased inventory levels. In 1996 inventories decreased due to the sale of inventories awarded back to the Company related to the Schlafhorst dispute and to the return of such inventory back to the manufacturer.

COMPETITION


    The material handling industry is highly competitive, and technologies are changing rapidly. The Company is the major supplier in North America of AGV system control technology, products and services designed to be incorporated into vehicles manufactured by others. Management believes that the flexibility and functionality of its controls and technology offer a competitive advantage relative to the technology of system suppliers and OEM's that produce controls and vehicles only for use in their own AGV systems. There can be no assurance that this competitive advantage will continue.


    In summary, competition is derived much less from non-OEM companies supplying AGV control technology, than from the continuing reliance by OEM's on their own internally designed AGVS technology.


    While the Company endeavors continually to improve and upgrade its product and service offerings, there can be no assurance that other firms having greater financial resources for research, development and marketing will not develop products with characteristics superior to the Company's products or that render the Company's products obsolete.


    The Master License Agreement as amended provides that the Company has the exclusive right to distribute in North America the control technology and products supplied to it by Netzler & Dahlgren. As companies begin to increase their international business, AGV suppliers and OEMs based outside North America that distribute Netzler & Dahlgren products are not subject to limitations on their ability to compete with the Company's customers for end user sales in North America. The results of operations and business outlook of the Company would be affected adversely if Netzler & Dahlgren and its customers outside North America were to sell products incorporating laser technology in the Company's actual or potential markets. The Company, however, may also increase its sales if its customers or potential customers begin to sell internationally.



EMPLOYEES


    The Company presently employs 28 persons full-time. None of the Company's employees is a party to a collective bargaining agreement. The Company considers its employee relations to be excellent.

ITEM 2.  PROPERTIES

    The Company owns the premises that it occupies at 3101 Latrobe Drive in Charlotte. A bank holds a mortgage on the property in an original amount of $1,387,000, of which $1,170,674 was outstanding at November 30, 1996. The productive capacity of the building is approximately 13,000 square feet, all of which is currently utilized for executive offices, engineering, distribution and administration.

    The Company ceased leasing the building that houses its demonstration and testing in February of 1997. This facility incorporated approximately 3,000 square feet of warehouse and office space.

    The Company is seeking additional financing to expand its existing facility. Until such time, however, management believes that the Company's facilities are adequate to meet its present needs.


ITEM 3.  LEGAL PROCEEDINGS

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters


    The Company's Common Stock previously traded on the National Association of Securities Dealers, Inc. ("NASDAQ") National Market under the symbol "AGVS". The Company's common stock began trading on the OTC Bulletin Board in November, 1995. As of November 30, 1996, 3,453,451 of the Company's 11,000,000 authorized shares of Common Stock were issued and outstanding.


    Trading in the Company's securities commenced on March 28, 1990. The table below indicates quarterly high and low bid and asked information for the years ended November 30, 1996 and 1995, respectively, as provided to the Company by NASDAQ and OTC Bulletin Board. The quotations reflect inter-dealer prices, without dealer mark-up, mark-down, or commission, and may not represent actual transactions.



    The approximate number of holders of record of common stock of the Company as of December 31, 1996 was 175.

                                         Market Price per Share

                  ------------------------------------------------------------
                                1996                      1995

                  ------------------------------------------------------------
                        High ^           Low ^         High          Low
Quarter Ended       Bid     Ask      Bid      Ask    Bid   Ask    Bid    Ask
------------------------------------------------------------------------------

February 29         5/8     7/8      3/8     15/32    1 9/16*         1*
May 31             1 1/16  1 5/16    3/8      1/2     1 9/16*        7/8*
August 31           5/8     7/8      1/4      1/2      2 5/8*       1 1/8*
November 30         5/8     3/4      1/4      3/8      1 1/2*   7/16^    13/16^
===============================================================================

* Prior to the quarter ended November 30, 1995, the Company's stock traded on the NASDAQ National Market System.

^    November  21,  1995,  the  Company's  stock began  trading on the OTC
     Bulletin Board.

     The Company has never paid any cash dividends and has no present intention to declare or pay cash dividends. The Company intends to retain any earnings which it may realize in the foreseeable future to finance the development and expansion of its business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

    The information under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's Annual Report to the security holders furnished to the Commission under Rule 14a-3(b) of the Securities Exchange Act of 1934 (a copy of which is included in the exhibits hereto) is incorporated herein by reference.

ITEM 7. FINANCIAL STATEMENTS

    The Financial Statements in the Registrant's Annual Report to the security holders furnished to the Commission under Rule 14a-3(b) of the Securities Exchange Act of 1934 (a copy of which is included in the exhibits hereto) are incorporated herein by reference.








ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
 None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    The information under the captions "Election of Directors", "Management" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Registrant's definitive Proxy Statement are incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION


    The information under the captions "Compensation of Directors" and "Executive Compensation" in the Registrant's definitive Proxy Statement are incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information set forth under the caption "Security Ownership of Management and Others" in the Registrant's definitive proxy statement is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information set forth under the captions "Certain Transactions" in the Registrant's definitive proxy statement is incorporated herein by reference.


                                    PART IV


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

(b) Reports on Form 8-K
    None filed in 4th quarter

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


Exhibit
No.      Description


   (A) Exhibits:


Exhibit No.      Description


    3.1(a)* Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Form 10-K for the fiscal year ended November 30, 1990 (the 1990 Form 10-K).

    (b)* Certificate of Amendment dated May 27, 1993 (incorporated by reference to Exhibit 3.1 to the Company from S-1 dated August 27, 1993).

    3.2*        Bylaws of the Company (incorporated by reference to Exhibit
                3.2 to the Company's 1990 Form 10-K).

    4.1* Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement (No. 33-32925) on Form S-18 (the Form S-18)).

    10.1(a)*    Profit Sharing Plan and Trust Agreement dated April 1,
                1983, as amended (incorporated by reference to Exhibit 10.1 to the Company's 1990 Form 10-K).

    (b)* Nonstandardized Code 401(k) Profit Sharing Plan (incorporated by reference to Exhibit 10.48 to the Company's 1990 Form 10-K).

    (c)* Adoption Agreement #004 Nonstandard Code 401(k) Profit Sharing Plan dated October 26, 1992 (incorporated by reference to
                Exhibit 10.1(b) to the Company's Form 10-K for the fiscal year ended November 30, 1992 (the 1992 Form 10-K)).

    10.2(a)* Master License Agreement dated December 1, 1987 (the Master License Agreement) between Netzler & Dahlgren and the Company (incorporated by reference to Exhibit 10.2 to the Form S-18).

    (b)* Letter Amendment dated March 28, 1990 between the Company and Netzler & Dahlgren, amending the Master License Agreement (incorporated by reference to Exhibit 10.2(b) to the Company's 1990 Form 10-K).

    (c)* Amendment to Master License Agreement dated May 31, 1990 between the Company and Netzler & Dahlgren, amending the Master License Agreement (incorporated by reference to Exhibit 10.2(c) to the Company's 1990 Form 10-K).

    (d)* Agreement dated October 18,1993 between the Company and Apogeum AB regarding Conveyance of Laser Know-How and Rights (incorporated by reference to exhibit 10.2(D) 1994 form 10KSB).

    (e)* Restated Master License Agreement dated November 30, 1995 between the Company and Netzler and Dahlgren Co. AB (incorporated by reference to exhibit 10.2(e) 1995 form 10KSB).

    10.3(a)* Agreement of Understanding dated January 21, 1990 between the Company, Statec S.A., Angro et El srl., Valtronic Holdings SA, Valtronic France SA, Mr. Dominique Saulnier, personally and on behalf and for the account of Mrs. C. Saulnier, his wife (incorporated by reference to Exhibit 10.3(a) to the Company's 1990 Form 10-K).

    (b)* License Agreement dated April 6, 1987 between Dominique Saulnier and NDC Systems, Inc. (incorporated by reference to Exhibit 10.3(b) to the Form S-18).

    (c)* Sole Distributorship Agreement dated January 21, 1990 between Statec Technologies, S.A. and NDC Automation, Inc. (incorporated by reference to Exhibit 10.3(c) to the Company's 1990 Form 10-K).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


Exhibit
No. Description


(A) Exhibits:


Exhibit No.      Description


    (d)* Letter of understanding between the Company and Statec Technologies SA dated February 21, 1996 to reassigning exclusive distribution for North America back to Statec (incorporated by reference to exhibit 10.3(d) 1995 form 10KSB).

    (e)* Termination and Release Agreement between the Company and Statec Technologies, S.A. effective March 1, 1996 (incorporated by reference to exhibit 2 of the Company's February 29, 1996 10QSB).

    10.4(a)* Agreement dated June 20, 1989 between the Company and Schabmuller GmbH (incorporated by reference to Exhibit 10.4 to the Form S-18).

    (b)* Exclusive Distribution Agreement dated February 9, 1995 between the Company and Schabmuller GmbH (incorporated by reference to exhibit 10.4(b) to the Company's 1994 form 10-KSB).

    10.5(a)* Know-How, Firmware and Documentation License Agreement dated November 30,1990 between the Company and Production Machinery Corporation (incorporated by reference to Exhibit 10.8(a) to the Company's Form 10-K for the fiscal year ended November 30, 1991 (the 1991 Form 10-K)).

    10.6(a)* Agreement dated January 1, 1991 between Clark Material Handling Company (a business unit of Clark Equipment Company) and the Company (incorporated by reference to Exhibit 10.16 to the Company's 1990 Form 10-K).

    (b)* Development Contract dated April 24, 1991 between the Company and Control Science, Inc. (incorporated by reference to Exhibit 10.16(b) to the Company's 1991 Form 10-K).

    10.7(a)*    Know-How License Agreement dated May 30, 1984 between
                Netzler and Dahlgren Company Technologies, Inc. and FMC Corporation, MHS Division (incorporated by reference to Exhibit 10.17(a) to the Form S-18).

    (b)* Requirements Supply Agreement dated May 30, 1984 between Netzler and Dahlgren Company Technologies, Inc. and FMC Corporation, MHS Division (incorporated by reference to Exhibit 10.17(b) to the Form S-18).

    (c)* Software License Agreement dated May 30, 1984 between Netzler and Dahlgren Company Technologies, Inc. and FMC Corporation, MHS Division (incorporated by reference to Exhibit 10.17(c) to the Form S-18).

    10.8* Employment Contract between Ralph G. Dollander and the Company. (incorporated by reference to exhibit 10.14, 1995 form 10KSB).

    10.9(a)*    NDC Automation, Inc. 1990 Stock Option Plan, as adopted
                October 10, 1990 (incorporated by reference to Exhibit 10.47(a) to the Company's 1990 Form 10-K).

    (b)*        Form of Stock Option Agreement (incorporated by reference to
                Exhibit 10.47(b) to the Company's 1990 Form 10-K).

    10.10(a)*   Form of Stock Purchase Agreement dated July 1, 1992 between the Company and NDC Technologies International, Ltd.
                (incorporated by reference to Exhibit 10.50 to the Company's
                1992 Form 10-K).

    (b)* Agreement to purchase corporate stock of NDC Technologies Australia Pty, Ltd. dated November 30, 1995 between the Company and Tommy Hessler. (incorporated by reference to Exhibit 10.18(b) to the Company's 1995 Form 10-KSB).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


Exhibit
No. Description


(A) Exhibits:


Exhibit No.      Description


    10.11(c )*  Guaranty and Pledge Agreement between Tommy Hessler and the Company dated November 30, 1995. (incorporated by reference to Exhibit 10.18 (c ) to the Company's 1995 Form 10-KSB).

    (d)* Promissory Note dated November 30, 1995 between the Company and NDC Technology Australia Pty. Ltd. (incorporated by reference to
                Exhibit 10.18(d) to the Company's 1995 Form 10-KSB).

    10.12* Promissory Note from the Company to First Citizens Bank & Trust Company (incorporated by reference to Exhibit 10.56 to the Company's 1992 Form 10-K).

    10.13(a)*   Amended and restated Loan Agreement dated July 28, 1994
                between the Company and NationsBank of North Carolina, N.A.
                (incorporated by reference to Exhibit 4 to the Company's August
                31, 1994 Form 10-QSB).

    (b)* First amendment dated November 30, 1994 modifying the amended and restated Loan Agreement dated July 28, 1994 between the Company and NationsBank of North Carolina, N.A. (incorporated by reference to exhibit 10.25(b) to the Company's 1994 form 10KSB).

    (c)* Second Amendment dated December 19, 1994 modifying the amended and restated Loan Agreement dated July 28, 1994 between the Company and NationsBank of North Carolina, N.A. (incorporated by reference to exhibit 10.25(c) to the Company's 1994 form 10KSB).

    (d)* Copy of First Amendment to the amended and restated Loan Agreement between the Company and NationsBank of North Carolina, N.A. dated November 30, 1994 (incorporated by reference to exhibit 1 of the Company's February 28, 1995 10QSB).

    (e)* Third Amendment dated March 31, 1995 modifying the amended and restated loan agreement dated July 28, 1994 between the Company and NationsBank of North Carolina, N.A. (incorporated by reference to exhibit 2 of the Company's February 28, 1995 Form 10QSB).

    (f)* Fourth Amendment dated August 30, 1995 to the amended and restated Loan Agreement, between the Company and NationsBank of North Carolina, N.A. (incorporated by reference to exhibit 1 of the Company's August 31, 1995 10QSB).

    (g)* Fifth Amendment dated November 30, 1995 to the amended and restated loan agreement between the Company and NationsBank of North Carolina, N.A. (incorporated by reference to exhibit 10.25(g) to the Company's 1995 form 10KSB).

    (h)* First Amendment dated November 30, 1995 to the amended collateral assignment between the Company and NationsBank of North Carolina, N.A. (incorporated by reference to exhibit 10.25(h) to the Company's 1995 form 10KSB).

    (i)* Sixth Amendment dated March 31, 1996 to amended and restated Loan Agreement between the Company and NationsBank of North Carolina, N.A. (incorporated by reference to exhibit 1 to the Company's February 29, 1996 form 10QSB).

    (j)* Seventh Amendment dated May 31, 1996 to the amended and restated Loan Agreement between the Company and NationsBank of North Carolina, N.A. (incorporated by reference to the Company's
                May 31, 1996 form 10QSB).

    (k) Eighth Amendment dated November 29, 1996 to the amended and restated Loan Agreement between the Company and NationsBank of North Carolina, N.A.

    10.14 Commitment letter dated December 18, 1996 for a revolving line of credit of $1,250,000 to be provided by National Canada Business Corp's to the Company.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


Exhibit
No. Description


(A) Exhibits:


Exhibit No.     Description


    10.15(a)*   Asset Purchase Agreement dated June 22, 1993 between the
                Company and AutoNavigator AB (ANAB) (incorporated by reference to Exhibit 10.32 (a) to the Company's August 27, 1993 Form S-1).

    (b)* Agreement relating to Patent Licenses and Other Intellectual Property dated June 22, 1993 between the Company and Kalevi Hyyppa, Slipvagen 13 A, 951 56 Lulea, Sweden (incorporated by reference to Exhibit 10.32 (b) to the Company's August 27, 1993 Form S-1).

    (c)* Purchase agreement dated November 30, 1995 between the Company and Netzler and Dahlgren Co. AB for NDC Laser AB and all tangible and intangible rights to the techology. (incorporated by reference to exhibit 10.30(c ), 1995 Form 10KSB).

    (d)* Consent of Kalevi Hyypa (the "inventor") for the sale of NDC laser and related assets between the Company and Netzler & Dahlgren Co. AB dated November 24, 1995. (incorporated by reference to exhibit 10.30(d), 1995 Form 10KSB).

    10.16* Know-How, Firmware and Documentation License Agreement and Requirements Supply Agreement dated May 21, 1993 between the Company and Pulver Systems, Inc. (incorporated by reference to
                Exhibit 10.32 to the Company's November 30, 1993 Form 10-KSB).

    10.17* Agreement dated November 30, 1995 between the Company and Netzler and Dahlgren Co. AB for future marketing and support activites (incorporated by reference to exhibit 10.37, 1995 Form 10KSB).

    10.18 Development and Demonstration Agreement dated January 31, 1997 between the Company, Hyster Company and Mentor AGVS, Inc.

    11.1        Computation of Earnings Per Share for November 30, 1996.

    13.         Company's 1996 annual report.

    23.3 Consent of McGladrey & Pullen, LLP to the incorporation by reference in this Form 10-KSB.

    27.         Financial Data Schedule

    99.1* United States Letters Patent for Optical Navigation System for an Automatic Guided Vehicle, and Method (Patent No. 4,626,132; Date of Patent 08/15/89) (incorporated by reference to Exhibit
                28.1 to the Form S-18).

    99.2* United States Patent for Method and Apparatus for Providing Destination and Vehicle Function Information to an Automatic Guided Vehicle (Patent No. 4,780,817; Date of Patent 10/25/88) (incorporated by reference to Exhibit 28.2 to the Form S-18).

    99.3* United States Patent and Trademark Office Notice of Recordation of Assignment Document for Automatic Guided Vehicle Traffic Control System and Method (Document Date 02/19/88) (incorporated by reference to Exhibit 28.3 to the Form S-18).

    99.4* Canadian Letters Patent for Apparatus and Method for Optical Guidance System for Automatic Guided Vehicle (Patent No. 1,236,132; Date of Patent 05/17/88) (incorporated by reference to Exhibit 28.4 to the Form S-18).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


Exhibit No.  Description


(A) Exhibits:


Exhibit No.     Description


    99.7*       United States Certificate of Registration of Trademark NDC
                (No. 1,360,353; Date of Registration 09/17/85) (incorporated by reference to Exhibit 28.7 to the Form S-18).

    99.8* United States Certificate of Registration of Trademark SENS-O-GUIDE (No. 1,360,354; Date of Registration 09/17/85) (incorporated by reference to Exhibit 28.8 to the Form S-18).

    99.9* Canadian Certificate of Registration Trademark MAGIC POINT (No. 331696; Date of Registration 09/04/87) (incorporated by reference to Exhibit 28.9 to the Form S-18).

    99.10* United States Certificate of Registration of Trademark MAGIC POINT (No. 1,417,335; Date of Registration 11/18/86) (incorporated by reference to Exhibit 28.10 to the Form S-18).

    99.11* United States Certificate of Registration of Trademark ESCORT (No. 1,468,835; Date of Registration 12/15/87) (incorporated by reference to Exhibit 28.11 to the Form S-18).



  (Bullet) Certain of the exhibits to this Report, indicated by an asterisk, are hereby incorporated by reference to other documents on file with the Commission, with which they are filed in fact, to be a part hereof as of their respective dates.



(B) Reports on Form 8-K

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         NDC AUTOMATION, INC.
                                         Registrant

                                         By: /s/ Ralph G. Dollander
                                            _______________________________
                                               Ralph G. Dollander
                                               President
                                               Chief Executive Officer, Director

                                         By: /s/ Claude Imbleau
                                             _______________________________
                                               Claude Imbleau
                                               Vice President Finance
                                               Chief Financial Officer
Date: February 24, 1997                        Chief Accounting Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and date indicated.


                                       By: /s/ Goran P. R. Netzler
                                          ________________________________
                                            Goran P. R. Netzler
                                            Chairman of the Board of Directors

                                       By: /s/ Ralph G. Dollander
                                          ________________________________
                                            Ralph G. Dollander
                                            President
                                            Chief Executive Officer, Director

                                       By: /s/ Jan H. L. Jutander
                                           ________________________________
                                            Jan H. L. Jutander
                                            Director

                                       By: /s/ Richard D. Schofield
                                          _______________________________
                                            Richard D. Schofield
                                            Director


                                       By: /s/ T. Randolph Whitt
                                           _______________________________
                                            T. Randolph Whitt
Date: February 24, 1997                     Director