Form 10QSB
period 1997-02-28
NDC AUTOMATION INC
filed 1997-04-14
CIK 859621

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
 OF 1934

For the quarterly period ended                                February 28, 1997



[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                               to


Commission file number           0-18253


                              NDC Automation, Inc.
        (Exact name of small business issuer as specified in its charter)


              Delaware                                  56-1460497
 (State or other jurisdiction of        (I.R.S. Employer Identification No.)
  incorporation or organization)


    3101 Latrobe Drive, Charlotte, North Carolina                    28211-4849
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

    Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes___ No___

                        APPLICABLE ONLY TO CORPORATE ISSUERS

    As of March 14, 1997, there were 3,453,451 shares of common stock outstanding.

    Transitional Small Business Disclosure Format (Check one):
       Yes___; No X

    This document contains 26 pages. The Exhibit Index is located on page 16.

                                    I N D E X



                                                                                                         Page
PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

               Condensed Balance Sheets
                  February 28, 1997 (Unaudited) and November 30, 1996                                      3-4

               Condensed  Statements of Operations
                  Three months ended February 28, 1997 and February 29, 1996
                  (Unaudited)                                                                                5

               Condensed  Statements of Cash Flows
                  Three months ended February 28, 1997 and February 29, 1996
                  (Unaudited)                                                                                6

               Notes to Condensed Financial Statements                                                      7-9

  Item 2. Management's Discussion and Analysis of Financial                                               10-13
             Condition and Results of Operations

PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                                                                 14

  Item 2. Changes in Securities                                                                             14
  Item 3. Defaults Upon Senior Securities                                                                   14

  Item 4. Submission of Matters to a Vote of Security Holders                                               14

  Item 5. Other Information                                                                                 14

  Item 6. Exhibits and Reports on Form 8-K                                                                  14

             (a)  Exhibits -- Press Releases and other Exhibits

             (b)  Reports on Form 8-K


SIGNATURES                                                                                                  15
                                       2

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                              NDC AUTOMATION, INC.

                            CONDENSED BALANCE SHEETS


                                               FEBRUARY 28,      November 30,
                                                    1997              1996
                                               (UNAUDITED)
-----------------------------------------------------------------------------
      ASSETS (Note 4)

CURRENT ASSETS
     Cash and cash equivalents                    $  263,589   $  399,501
     Accounts receivables, net                       845,312    1,526,390
     Inventories                                   1,062,044    1,126,398
     Costs and estimated earnings in excess of
            billings on uncompleted contracts         79,184       49,277
     Prepaid expenses and other assets                42,074       51,935

                                                  -----------  ----------
             Total current assets                 $2,292,203   $3,153,501
                                                 ------------  ----------
OTHER ASSETS                                      $   21,281   $   21,281
                                                 ------------  ----------

PROPERTY AND EQUIPMENT
      Land                                        $  300,000   $  300,000
      Building and improvements                    1,126,623    1,126,623
      Furniture, fixtures and office equipment,      228,542      226,559
      Machinery and equipment                        153,572      153,572
      Software                                       102,650      102,650
      Vehicles                                          --         23,629
                                                  ------------ ----------
                                                  $1,911,387   $1,933,033


       Less accumulated depreciation                 704,908      693,234
                                               ----------------  ----------
                                                  $1,206,479   $1,239,799
                                                -------------   ----------
INTANGIBLE ASSETS                                 $  119,758   $  142,213
                                                ------------  ----------
                                                  $3,639,721   $4,556,794
                                               =============    ==========


Note: The Condensed Balance sheet at November 30, 1996 has been taken from the
           Audited Financial Statements at that date.

See Notes to Condensed Financial Statements







                                                              February 28,      November 30,
                                                                1997              1996
                                                             (Unaudited)
------------------------------------------------------------------------------------------------

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Note payable, bank                                      $   362,748    $   847,217
     Current maturities of long- term debt (Note 4)            1,154,224         68,410
     Accounts payable and accrued expenses;
             including affiliates $260,887 at 1997
             and $422,050 at 1996                                534,416        702,305
     Billings in excess of costs and estimated
              earnings on uncompleted contracts                   67,104        118,657
                                                             -----------    -----------
             Total current liabilities                       $ 2,118,492    $ 1,736,589
                                                             -----------    -----------
LONG-TERM DEBT (Note 4 )                                     $ -            $ 1,102,264
                                                             -----------    -----------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
       Preferred stock, par value $.01 per share
             authorized 1,000,000 shares; no shares issued   $      --      $      --
       Common stock, par value $.01 per share;
                11,000,000 shares authorized
                at 1997 and 1996; 3,453,451 shares
               were issued at 1997 and 1996, respectively         34,534         34,534
       Additional paid-in capital                              4,211,566      4,211,566
       Accumulated deficit                                    (2,724,871)    (2,528,159)

                                                             -----------    -----------
                                                             $ 1,521,229    $ 1,717,941
                                                             -----------    -----------
                                                             $ 3,639,721    $ 4,556,794
                                                             ===========    ===========


                              NDC AUTOMATION, INC.


                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three Months Ended
                                                 February 28,      February 29,
                                                   1997              1996
------------------------------------------------------------------------------
Net revenues                                     $   991,953    $ 1,488,174
Cost of goods sold                                   593,832        922,109
                                                --------------  -----------
    Gross profit                                 $   398,121    $   566,065
                                                  -----------     ----------

Operating expenses:
      Selling                                    $   153,500    $   162,680
      General and administrative                     377,676        317,531
      Research and development                          --            3,338
                                               --------------- -----------
                                                 $   531,176    $   483,549
                                               ---------------   -----------
            Operating income (loss)              $  (133,055)   $    82,516
                                              ----------------  -----------

Net interest income (expense):
      Interest income                            $      --      $      --
      Interest expense                               (63,657)       (51,025)
                                               ---------------  -----------
                                                 $   (63,657)   $   (51,025)
                                              ---------------  -----------

Income (loss) before income taxes                $  (196,712)   $    31,491

Federal and state income taxes  (Note 2)                --             --
                                              ---------------   -----------
           Net income (loss)                     $  (196,712)   $    31,491
                                              ===============   ===========

Weighted average number of common
     shares outstanding                            3,453,451      3,453,451
                                               ---------------  -----------

Earnings (loss) per common share (Note 3)           $ (0.06)           0.01

                                               ================ ===========

Dividends per common share                       $      --      $      --
                                                =============== ===========

See Notes to Condensed Financial Statements

                              NDC AUTOMATION, INC.


                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                         Three Months Ended
                                                      February 28,    February 29,
                                                          1997            1996

----------------------------------------------------------------------------------

NET CASH PROVIDED BY
     OPERATING  ACTIVITIES                                $ 351,107    $  46,733
                                                      -------------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from the sale of property and equipment    $   5,035    $    --
      Purchase of property and equipment                     (2,121)     (18,658)
                                                       ------------  ---------
             NET CASH PROVIDED BY ( USED IN)
                INVESTING ACTIVITIES                      $   2,914    $ (18,658)
                                                        ------------   ---------

CASH FLOW FROM FINANCING ACTIVITIES
        Net borrowings (payments) on credit  agreement    $(484,469)   $ 321,180
        Principal payments on long-term borrowings          (16,450)    (227,405)
                                                         ---------    ---------
             NET CASH PROVIDED BY (USED IN)
                  FINANCING ACTIVITIES                    $(500,919)   $  93,775
                                                        -----------   ---------
       Effect of foreign currency exchange rates changes
          on cash and cash equivalents                    $  10,986    $     328
                                                         ------------  ---------
       Increase (decrease) in cash and cash equivalents   $(135,912)   $ 122,178

      Cash and cash equivalents:

           Beginning                                        399,501      164,781
                                                        ------------   ---------
           Ending                                         $ 263,589    $ 286,959
                                                        ============   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Cash payments  for :
           Interest                                       $  71,499    $  37,030
           Income taxes                                   $    --      $    --

                                                          ============  =========

See Notes to the Condensed Financial Statements

                      NDC AUTOMATION, INC. AND SUBSIDIARIES

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 1.


The unaudited internal condensed financial statements and related notes have been prepared by NDC Automation, Inc. (the "Company"), without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at February 28, 1997, and for all periods presented, have been made.


Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended November 30, 1996. The results of operations for the three months ended February 28, 1997 are not necessarily indicative of the operating results for the full year.



NOTE 2. INCOME TAXES


The Company did not recognize any tax benefits in 1997 for its current loss as all prior taxes were recognized in the previous financial statements and utilization of operating loss carryforwards in the future are not assured to be realized. The Company did not record a provision for income taxes in 1996 as the Company utilized its operating loss carryforward to offset taxable income.



NOTE 3. EARNINGS (LOSS) PER COMMON SHARE:

Earnings (loss) per common share is computed by dividing net income (loss) applicable to common shareholders by the weighted average common shares outstanding. Options issued pursuant to the Stock Option Plans which are normally considered common stock equivalents, have been excluded, as their inclusion does not dilute the computation beyond the 3% materiality test or their exercise price was above the market price for all of three consecutive months .

                     NOTES TO CONDENSED FINANCIAL STATEMENTS



NOTE 4.  PLEDGED ASSETS, NOTE PAYABLE, BANK AND LONG-TERM DEBT

The Company has the following note payable to a Bank at February 28, 1997:


The Loan Agreement allows the Company to borrow up to $1,250,000 and bears interest at the lender's prime rate plus 1.50% per annum for the first $450,000 outstanding and prime plus 2.75% per annum for amounts in excess of $450,000.
The Company's loan outstanding shall not exceed the lesser of (a) U.S.
$1,250,000 or (b) 80% of qualified accounts receivable plus 50% of all Eligible
Inventory (as defined in the loan agreement) with a $400,000 cap on loans based on Eligible Inventory. The loan agreement is further secured by 1) an
Inventory Repurchase Agreement and 2) a $450,000 irrevocable Letter of Credit issued by a Swedish Bank. Netzler & Dahlgren Co. AB (NDCab) is obligated to repay the Letter of Credit Bank any funds it disburses under the Letter of
Credit. The Company is ultimately responsible to repay to NDCab for any amounts it pays in reimbursing the Letter of Credit Bank. The Repurchase Agreement
guarantees that NDCab will repurchase on certain conditions up to $400,000 worth of inventory, thereby providing funds to pay lender should the Company be in default on its loan obligations. The termination date of the Loan Agreement is
April 1, 1998 or upon demand by the Bank. (1)(2)                                                             $362,748
================================================================================== ================ =================

Long-term debt consists of the following at February 28, 1997:

Mortgage note payable to a bank, based on a 7.75% fixed rate. Original principal balance to be repaid in fifty-nine (59) consecutive monthly principal and interest payments of $13,057, with one final payment of approximately $1,083,660 due on February 10, 1998. The note is collaterized by the Company's land and building with a carrying value of $ 1,051,228 The loan also contains certain financial covenants to which the Company must adhere. As of February 28, 1997, the Company obtained waivers for certain financial covenants as specified by
the Mortgage note agreement.                                                                             $ 1,154,224


Less current maturities:                                                                                   1,154,224
---------------------------------------------------------------------------------- ---------------- -----------------
                                                                                                         $        --
 ================================================================================== ================ =================

(1) The prime rate at February 28, 1997 was 8.25%
(2) The line of credit is secured by a first priority security interest in the Company's accounts receivable, inventory, software and intangibles.

Maturities of long-term debt at February 28, 1997 are as follows:

Year Ending
 February 28
------------------- ---------------------------------------------------------------------------------- -----------------
       1998                                                                                            $      1,154,224
       1999

=================== ================================================================================== =================
                                                                                                       $      1,154,224
=================== ================================================================================== =================


                     NOTES TO CONDENSED FINANCIAL STATEMENTS



NOTE 5.  REASSIGNMENT OF STATEC EXCLUSIVE DISTRIBUTION AGREEMENT

On February 21, 1996 the Company and Statec Technologies, SA ("Statec") entered into a letter of understanding under which the Company reassigned to Statec the exclusive distribution and manufacturing rights for North America effective March 1, 1996. The assignment was contingent upon Statec making the following payments for a total of $183,000, excluding inventory. The payments required were as follows:

     (bullet}   A down payment of $15,000 was due March 1, 1996

     (bullet) Twenty-eight (28) monthly installments of $6,000 each, commenced
              March 1, 1996 for a total of $168,000.

     (bullet) Statec was to repurchase all NDCA inventory related to Statec products at the Company's net book value plus $15,000. All the inventory was to be repurchased on or before November 30, 1996.

The transfer permitted the Company to reduce associated fixed overhead expenses with the sale of such products and allowed the Company to focus solely on its AGVS product line.

As of January 31, 1997 Statec was in default under the agreement by not repurchasing the inventory worth $71,272 and had not paid the agreed monthly installments of $6,000 since December 1996. There remained a total number of 19 unpaid installment equaling $114,000. In February of 1997, the Company was notified that Statec became subject to a court-ordered liquidation proceeding under French law. On March 27, 1997, the Company received $47,884 for the repurchase of all NDCA inventory related to Statec products and $20,000 per the Supplemental Agreement ( see exhibit 1 herein) between the Company and Statec. The amounts paid were approved by the French court and terminate all obligations from Statec to the Company per the Supplemental Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


    The following discussion and analysis should be read in conjunction with the financial statements (including the notes thereto) presented elsewhere herein.

OVERVIEW

     The Company derives virtually all of its revenues from the sale of hardware, software and engineering services in connection with projects incorporating its Automated Guided Vehicle (AGV) control technology. Prior to 1996 the Company was also actively involved in the sale of Radio Frequency Identification (RFID) products. In years prior to 1995 the Company's net revenues from AGV systems, vehicles and technology were derived primarily from sales to customers serving two industries -- textiles and newspaper publishing. Net revenues since 1995 however have been less concentrated in these industries. The Company's results of operations can be expected to continue to depend substantially upon the capital expenditure levels in those industries and in other industries that it may enter. In addition, during 1996, the Company refocused its sales efforts to existing Original Equipment Manufacturers (OEM) and system integrators in the AGV systems industry. This strategy significantly reduces the potential of selling systems to end users as the Company wants to avoid competing with its potential customers. The Company believes it must convert several OEM and system integrators away from their AGV technology to the Company's technology to increase its present market share. Such technology transfers can take one to several years before the Company will recognize revenues from such relationships. Such customers must also replace in volume and margin what the Company could otherwise obtain selling direct to end users.
 There can be no assurances that such a strategy will be successful in the short or long term. The Company assigned the exclusive distribution agreement and manufacturing rights back to Statec Technologies SA, the Company's supplier of such RFID products in March of 1996 (see note 5 of the Condensed Financial Statement).

     Due to the long sales cycle involved, uncertainties in timing of projects, and the large dollar amount a typical project usually bears to the Company's historical and current quarterly and annual net revenues, the Company has experienced, and may be expected to continue to experience, substantial fluctuations in its quarterly and annual results of operations.

     The Company sells its products and services primarily in two ways. Vehicles, technology and other products and services may be sold in a "project" that becomes an integrated AGV system. The primary business is to sell hardware, software and services as standard items, with less involvement by the Company in overall system design. The Company generally would recognize lower net revenue but would realize a higher gross profit margin percentage in selling standard items, in each case compared to the sale of a project, due to the inclusion in project sales of other vendors' products and services with margins generally lower than the Company's own products and services. Between any given accounting periods, the levels of and mixture of standard item sales and project sales can cause considerable variance in net revenues, gross profit, gross profit margin, operating income and net income.

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


    RESULTS OF OPERATIONS

    The table below shows (a) the relationship of income and expenses relative to net revenues, and (b) the change between the comparable prior period and current period. This table should be read in the context of the Company's condensed statements of operations presented elsewhere herein.







                                                                                      Percentage of Change
                                                                                        Period to Period
                                         Percentage of Net Revenues                   Increase (Decrease)
                                         ------------------------------------------------------------------
                                                                                       Three Months Ended
                                            For the Three Months Ended                  February 29, 1996
                                     Feburary 28, 1997  Feburary 29, 1996             to Feburary 28, 1997
                                                  %            %                                %
                                         ------------------------------------------------------------------

Net revenues                                      100.0       100.0                          (33.3)
Cost of goods sold                                 59.9        62.0                          (35.6)
-------------------------------------------------------------------------------------------------
    Gross profit                                   40.1        38.0                          (29.7)

Operating expenses:
      Selling                                      15.5        10.9                           (5.6)
      General and administrative                   38.0        21.4                           18.9
      Research and development                       -          0.2                         (100.0)
                                         --------------------------------------------------------
                                                   53.5        32.5                            9.8
                                         --------------------------------------------------------
            Operating income (loss)               (13.4)        5.5                            *

Net interest expense                                6.4        3.4                            24.8
                                         ---------------------------------------------------------
Income (loss) before income taxes                 (19.8)        2.1                            *

Income taxes                                         -            -                            NA
-------------------------------------------------------------------------------------------------
           Net income (loss)                      (19.8)        2.1                            *
=================================================================================================

=======================================
* Because the data changes from negative to positive, or from positive to negative, the percentage of change is not meaningful.

QUARTER ENDED FEBRUARY 28 1997, COMPARED TO THE QUARTER ENDED FEBRUARY 29, 1996

Net revenues decreased by $496,221, or 33.3% from $1,488,174 in the earlier period to $991,953 in the latter period. The Company ceased to distribute its RFID product line in March of 1996 which contributed to approximately $100,000 in lower revenue in 1997 compared to 1996. In 1997 engineering revenue decreased by approximately $70,000 and revenues from non-standard items also decreased by approximately $320,000 as the Company focused away from project related revenues compared to 1996. The lower opening backlog in 1997 also contributed to lower revenues in 1997 compared to 1996.

Cost of goods sold decreased from $922,109 to $593,832, or 35.6% as a percentage of net revenues, cost of goods sold decreased from 62.0% to 59.9% due to a product and service mix that emphasized standard items more than projects. Gross profit decreased by $167,944, or 29.7% from $566,065 to $398,121, while gross profit as a percentage of revenues increased from 38.0% to 40.1%, due to the same factors.

Selling expenses decreased from $162,680 to $153,500, or 5.6% despite attending a major trade show in 1997 while such expenses were not incurred until the second quarter of 1996 when comparing the prior year. The extra selling expense was absorbed by reduction of personnel cost. General and administrative expenses increased from $317,531 to $377,676, or 18.9% due to legal and training expenses and a higher provision for bad debt expenses . As a percentage of net revenues, general and administrative expenses increased from 21.4% to 38.0%. The large increase as a percentage is primarily due to lower revenues in 1997 and the provision for bad debts. Management expects its general and administrative expenses ,for the remainder of the year, to be similar to such period expenses incurred in 1996.

Primarily as a result of the foregoing, operating results decreased by $215,571 from an operating income of $82,516 to an operating loss of $133,055.

The net interest expense increased from $51,025 to $63,657. The net increase is primarily due to bank fees associated with obtaining a loan agreement with a new lender. Borrowings in 1997 were lower compared to the prior year due to significant cash receipts for the period when compared to the prior period.

 Income before income taxes decreased by $228,203 from an income of $31,491 to a loss before income taxes of $196,712 due primarily to the foregoing factors.

The Company did not recognize any tax benefits in 1997 for its current loss as all prior taxes were recognized in the previous financial statements and utilization of operating loss carryforwards in the future are not assured to be realized. The Company did not record a provision for income taxes in 1996 as the Company utilized its operating loss carryforward to offset taxable income.

Primarily due to lower revenues in 1997 combined with the increased expenses as described above the Company incurred a net loss $196,712 in 1997 compared to net income of $31,491 in 1996.

BACKLOG. Backlog consists of all amounts contracted to be paid by customers but not yet recognized as net revenues by the Company. At February 28, 1997, the Company had a backlog of approximately $1,100,000 compared to approximately $1,675,000 one year earlier. Substantial fluctuations in backlog are considered normal due to the size of AGV system contracts. Substantial fluctuations in the industry makeup of the Company's backlog also are considered normal.

LIQUIDITY AND CAPITAL RESOURCES

The Company experiences needs for external sources of financing to support its working capital, capital expenditures and acquisition requirements when such requirements exceed its cash generated from operations in any particular fiscal period. The amount and timing of external financing requirements depend significantly upon the nature, size, number and timing of projects and contractual billing arrangements with customers relating to project milestones. The Company has relied upon bank financing under a revolving working capital facility, as well as long-term debt and capital leases and proceeds of its public offerings, and private offerings, to satisfy its external financing needs.

During the three months ended February 28, 1997 net cash provided by operating activities was $351,107. The primary reason for the positive cash flow by operating activities was that the Company significantly reduced its account receivable balance from November 30, 1996. The positive cash flow from operating activities allowed the Company to further reduce its Note payable to its primary lender.

   The Company entered into a new Inventory and Accounts Receivable Loan and Security Agreement ("Loan Agreement") February 28, 1997 with the National Bank of Canada and National Canada Business Corp.(herein collectively called the "Lender"). The Loan Agreement allows the Company to borrow up to a maximum of $1,250,000. The new agreement provides for a 66 2/3% increase in potential available credit compared to the maximum available credit of $750,000 under the prior credit arrangement with NationsBank, N.A.

Loans made under the new Loan Agreement are evidenced by a demand promissory Note. The Loan Agreement allows the Company to borrow pursuant a borrowing formula which is secured by Company's personal property as collateral. The Company's outstanding loan amount at any one time shall not exceed the lesser of
(a) U.S $1,250,000 or (b) 80% of qualified accounts receivable (as defined in the Loan Agreement) plus 50% of all Eligible Inventory (as defined in the Loan Agreement) with a $400,000 cap on loans based on Eligible Inventory. The borrowed funds will bear interest at the lender's prime rate plus 1.5% per annum for the first $450,000 outstanding and prime plus 2.75% per annum for amounts outstanding in excess of $450,000. The Loan Agreement is further secured by
1) an Inventory Repurchase Agreement and 2) a $450,000 irrevocable Letter of Credit issued by a Swedish Bank. Netzler & Dahlgren Co. AB (NDCab) is obligated to repay the Letter of Credit Bank any funds it disburses under the Letter of Credit. The Company is ultimately responsible to repay to NDCab for any amounts it pays in reimbursing the Letter of Credit Bank. The Repurchase Agreement guarantees that NDCab will repurchase from the Company on certain conditions up to $400,000 worth of inventory, thereby providing funds to pay the lender should the Company default on its loan obligations.

The loan agreement provides for a demand note; such demand rights allows the lender, at its discretion, to demand payment upon written notice to the Company. The termination date of the Agreement is April 1, 1998 or upon demand by the Bank.

The five year balloon payment of approximately $1,083,660 on the Mortgage note is due February 10, 1998. Per Generally Accepted Accounting Principles the entire amount must be disclosed as a current liability since it is due within twelve months of February 28, 1997. Relations with the mortgage lender are good and management will begin negotiating with the mortgage lender to renew the existing mortgage for another five year term. As soon as an agreement can be made, assuming the terms of the new agreement are similar to the present mortgage, the Company will be able to classify the new balloon payment as a long-term debt.

PART II.  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

          None.


ITEM 2. CHANGES IN SECURITIES

             None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

             None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None.

ITEM 5. OTHER INFORMATION
             None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits -

          1. Supplemental Agreement Between Statec Technologies SA. And NDC Automation, Inc. dated March 17,1997

          2. Copy of Purchase order from HK Systems and NDC Automation, Inc. dated February 20,1997



        Press Releases:
             .
           1. Announces signing of purchase order for a Laser Guided Vehicle System


    (b)  Reports on Form 8-K

           1.    New banking arrangement with Bank of Canada
                 (incorporated by reference to report on Form 8K dated March 11,1997)

                                   SIGNATURES





In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                           NDC AUTOMATION, INC.
                                            (Registrant)






                                           BY:/s/ Ralph Dollander
                                           Ralph Dollander
                                           President
                                           (Chief Executive Officer)




                                           BY: /s/ Claude Imbleau
                                           Claude Imbleau
                                           VP - Finance & Administration
                                           (Chief Financial Officer)

Date: April 11, 1997
   ___________________

                                  EXHIBIT INDEX



The following documents are included in this Form 10-QSB as an Exhibit:


            Designation
                Under
Exhibit     Number Item 601 of
 Number     Regulation S-K                                                           Page
                                 Exhibit Description                                Number
------------------ --------------------- -------------------------------------------------- -----------


(A) Exhibits:



1.        10.1         Supplemental  Agreement Between Statec Technologies SA. and    17-23
                       NDC Automation, Inc. dated March 17,1997

2.        10.2         Copy of Purchase order from HK Systems and NDC Automation,     24-25
                          Inc. dated February 20,1997

3.        10.3         New Banking arrangement with Bank of Canada (incorporated by reference to report on Form 8K dated March 11, 1997)

4.        99           Announces signing of purchase order for a Laser Guided           26
                          Vehicle System with HK Systems

5.        27           Financial Data Schedule

