Form 10QSB
period 1997-05-31
NDC AUTOMATION INC
filed 1997-07-09
CIK 859621

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the quarterly period ended                May 31, 1997



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

     As of June 15, 1997, there were 3,453,451 shares of common stock outstanding.

      Transitional Small Business Disclosure Format (Check one):
         Yes___; No X

     This document contains 21 pages. The Exhibit Index is located on page 16 .

                                    I N D E X





                                                                                Page

PART I.    FINANCIAL INFORMATION

Item 1.          Financial Statements

                 Condensed  Balance Sheets                                      3- 4

                     May 31, 1997 (Unaudited) and November 30, 1996              5

                 Condensed  Statements of Operations
                     Three and Six months ended May 31, 1997 and May 31, 1996    6
                     (Unaudited)

                 Condensed Statements of Cash Flows Six months ended May 31,
                     1997 and May 31, 1996 (Unaudited)

                 Notes to Condensed  Financial Statements                       7 - 8

  Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                        9-12

PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings                                                    14

  Item 2.  Changes in Securities                                                14

  Item 3.  Defaults Upon Senior Securities
                                                                                14

  Item 4.  Submission of Matters to a Vote of Security Holders                  14

  Item 5.  Other Information                                                    14

  Item 6.  Exhibits and Reports on Form 8-K                                     14

                 (a) Exhibits -- Press Releases and other Exhibits              14
                 (b) Reports on Form 8-K                                        14


SIGNATURES                                                                      15

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
                              NDC AUTOMATION, INC.

                            CONDENSED BALANCE SHEETS



                                                 May 31,      November 30,
                                                  1997            1996
                                               (Unaudited)
-------------------------------------------------------------------------

      ASSETS (Note 4)

CURRENT ASSETS
     Cash and cash equivalents                    $  145,545   $  399,501
     Accounts receivables, net                       935,865    1,526,390
     Inventories                                   1,003,796    1,126,398
     Costs and estimated earnings in excess of
            billings on uncompleted contracts         93,937       49,277
     Prepaid expenses and other assets                49,074       51,935

-------------------------------------------------------------------------
                  Total current assets            $2,228,217   $3,153,501
-------------------------------------------------------------------------
OTHER ASSETS                                      $   21,281   $   21,281
-------------------------------------------------------------------------

PROPERTY AND EQUIPMENT
      Land                                        $  300,000   $  300,000
      Building and improvements                    1,126,623    1,126,623
      Furniture, fixtures and office equipment,      229,948      226,559
      Machinery and equipment                        153,572      153,572
      Software                                       102,650      102,650
      Vehicles                                          --         23,629
-------------------------------------------------------------------------
                                                  $1,912,793   $1,933,033


       Less accumulated depreciation                 734,888      693,234
-------------------------------------------------------------------------
                                                  $1,177,905   $1,239,799
-------------------------------------------------------------------------
INTANGIBLE ASSETS                                 $   97,303   $  142,213
-------------------------------------------------------------------------
                                                  $3,524,706   $4,556,794
=========================================================================


Note: The Condensed Balance sheet at November 30, 1996 has been taken from the
           Audited Financial Statements at that date.

See Notes to Condensed Financial Statements


                                                              May 31,      November 30,
                                                               1997           1996
                                                            (Unaudited)
---------------------------------------------------------------------------------------


      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Note payable, bank                                      $   457,395    $   847,217
     Current maturities of long- term debt (Note 4)               61,590         68,410
     Accounts payable and accrued expenses;
             including affiliates $266,126 at 1997
             and $422,050 at 1996                                514,359        702,305
     Billings in excess of costs and estimated
              earnings on uncompleted contracts                   54,257        118,657
---------------------------------------------------------------------------------------
                  Total current liabilities                  $ 1,087,601    $ 1,736,589
---------------------------------------------------------------------------------------
LONG-TERM DEBT (Note 4 )                                     $ 1,075,105    $ 1,102,264
---------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
       Preferred stock, par value $.01 per share
             authorized 1,000,000 shares; no shares issued            $-             $-
       Common stock, par value $.01 per share;
                11,000,000 shares authorized
                at 1997 and 1996; 3,453,451 shares
               Issued at 1997 and 1996                            34,534         34,534
       Additional paid-in capital                              4,211,566      4,211,566
       Accumulated deficit                                    (2,884,100)    (2,528,159)

---------------------------------------------------------------------------------------
                                                             $ 1,362,000    $ 1,717,941
---------------------------------------------------------------------------------------
                                                             $ 3,524,706    $ 4,556,794
=======================================================================================

                              NDC AUTOMATION, INC.


                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                               Three Months Ended            Six Months Ended
                                            MAY 31,         May 31,        MAY 31,        May 31,
                                             1997            1996           1997           1996
----------------------------------------------------------------------------------------------------
Net revenues                               $ 1,219,782    $ 1,465,721    $ 2,211,735    $ 2,953,895
Cost of goods sold                             749,706        878,123      1,343,538      1,800,232
----------------------------------------------------------------------------------------------------
    Gross profit                           $   470,076    $   587,598    $   868,197    $ 1,153,663
----------------------------------------------------------------------------------------------------

Operating expenses:
      Selling                              $   194,043    $   180,764    $   347,543    $   343,444
      General and administrative               398,111        384,804        775,787        702,335
      Research and development                    --              605           --            3,943
----------------------------------------------------------------------------------------------------
                                           $   592,154    $   566,173    $ 1,123,330    $ 1,049,722
----------------------------------------------------------------------------------------------------
            Operating income (loss)        $  (122,078)   $    21,425    $  (255,133)   $   103,941
----------------------------------------------------------------------------------------------------

Net interest income (expense):
      Interest income                      $      --      $      --      $      --      $      --
      Interest expense                         (37,151)       (57,879)      (100,808)      (108,904)
----------------------------------------------------------------------------------------------------
                                           $   (37,151)   $   (57,879)   $  (100,808)   $  (108,904)
----------------------------------------------------------------------------------------------------

Loss before income taxes                   $  (159,229)   $   (36,454)   $  (355,941)   $    (4,963)

Federal and state income taxes  (Note 2)          --             --             --             --
----------------------------------------------------------------------------------------------------
           Net loss                        $  (159,229)   $   (36,454)   $  (355,941)   $    (4,963)
===================================================================================================

Weighted average number of common
     shares outstanding                      3,453,451      3,453,451      3,453,451      3,453,451
----------------------------------------------------------------------------------------------------

Loss per common share (Note 3)             $     (0.05)   $     (0.01)   $     (0.10)   $     (0.00)
===================================================================================================

Dividends per common share                 $      --      $       --     $       --     $       --
===================================================================================================

See Notes to the Condensed Financial Statements

                              NDC AUTOMATION, INC.


                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                                     Six Months Ended
                                                                    MAY 31,      May 31,
                                                                     1997          1996
-----------------------------------------------------------------------------------------
NET CASH PROVIDED BY
     OPERATING  ACTIVITIES                                         $ 164,421    $ 278,673
-----------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from sale of property and equipment                 $   5,035    $       -
      Purchase of property and equipment                              (3,527)     (25,238)
-----------------------------------------------------------------------------------------

                  NET CASH PROVIDED BY (USED IN)
                       INVESTING ACTIVITIES                        $   1,508    $ (25,238)
-----------------------------------------------------------------------------------------

CASH FLOW FROM FINANCING ACTIVITIES
        Net borrowings (payments) on revolving credit  agreement   $(389,822)   $ 357,898
        Principal payments on long-term borrowings                   (33,979)    (255,956)
-----------------------------------------------------------------------------------------

                  NET CASH PROVIDED BY (USED IN)
                       FINANCING ACTIVITIES                        $(423,801)   $ 101,942
-----------------------------------------------------------------------------------------
       Effect of foreign currency exchage rates changes
          on cash and cash equivalents                             $   3,916    $     312
-----------------------------------------------------------------------------------------
       Increase (decrease) in cash and cash equivalents            $(253,956)   $ 355,689

      Cash and cash equivalents:

           Beginning                                                 399,501      164,781
-----------------------------------------------------------------------------------------
           Ending                                                  $ 145,545    $ 520,470
=========================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Cash payments  for :
           Interest                                                $ 113,620    $  93,342
           Income taxes                                            $       -    $       -

=========================================================================================

See Notes to the Condensed  Financial Statements

                              NDC AUTOMATION, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 1.


The unaudited internal condensed financial statements and related notes have been prepared by NDC Automation, Inc. (the "Company"), without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at May 31, 1997, and for all periods presented, have been made.


Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended November 30, 1996. The results of operations for the three months ended May 31, 1997 are not necessarily indicative of the operating results for the full year.



Note 2. Income Taxes


The Company did not recognize any tax benefits in 1997 for its current loss as all prior taxes were recognized in the previous financial statements and utilization of operating loss carryforwards in the future are not assured to be realized.



Note 3. Loss per common share:

Loss per common share is computed by dividing net loss applicable to common shareholders by the weighted average common shares outstanding. Options issued pursuant to the Stock Option Plans which are normally considered common stock equivalents, have been excluded, as their inclusion does not dilute the computation beyond the 3% materiality test or their exercise price was above the market price for all of three consecutive months.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS



   Note 4.  Pledged Assets, Note Payable, Bank and Long-Term Debt

The Company has the following note payable to a Bank at May 31, 1997:

The Loan Agreement allows the Company to borrow up to $1,250,000 and bears interest at the lender's prime rate plus 1.50% per annum for the first $450,000 outstanding and prime plus 2.75% per annum for amounts in excess of $450,000.
The Company's loan outstanding shall not exceed the lesser of (a) U.S.
$1,250,000 or (b) 80% of qualified accounts receivable plus 50% of all Eligible
Inventory (as defined in the loan agreement) with a $400,000 cap on loans based on Eligible Inventory. The loan agreement is further secured by 1) an Inventory
Repurchase Agreement and 2) a $450,000 irrevocable Letter of Credit issued by a Swedish Bank. Netzler & Dahlgren Co. AB (NDCab) is obligated to repay the letter of credit bank any funds it disburses under the Letter of Credit. The Company is ultimately responsible to repay to NDCab for any amounts it pays in reimbursing the Letter of Credit Bank . The Repurchase Agreement guarantees that NDCab will repurchase on certain conditions up to $400,000 worth of inventory, thereby providing funds to pay lender should the Company be in default on its loan obligations. The termination date of the Loan Agreement is April 1, 1998 or upon demand by the Bank. (1)(2)



                                                                                                                    $ 457,395
===============================================================================================================================

Long-term debt consists of the following at May 31, 1997:

Mortgage note payable to a bank, based on a 9.5% fixed rate. Original principal balance to be repaid in twenty-three (23) consecutive monthly principal and interest payments of $13,912, with one final payment of approximately $1,007,403 due on May 16, 1999. The note is collaterized by the Company's land and building with a carrying value of $ 1,040,900 The loan also contains certain financial covenants to which the Company must adhere. As of May 31, 1997, the Company obtained waivers for certain financial covenants as specified by the Mortgage
note agreement.                                                                                                    $ 1,136,695

Less current maturities:                                                                                                61,590
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  $  1,075,105
===============================================================================================================================

(1) The prime rate at May 31, 1997 was 8.50%
(2) The line of credit is secured by a first priority security interest in the Company's accounts receivable, inventory, software and intangibles.

Maturities of long-term debt at May 31, 1997 are as follows:

Year Ending
                                        May 31,
---------------------------------------------------
          1998                   $           61,590
          1999                            1,075,105
====================================================
                                 $        1,136,695
====================================================

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 5.  Reassignment of Statec Exclusive Distribution Agreement

On February 21, 1996 the Company and Statec Technologies, SA ("Statec") entered into a letter of understanding under which the Company reassigned to Statec the exclusive distribution and manufacturing rights for North America effective March 1, 1996. The assignment was contingent upon Statec making the following payments for a total of $183,000, excluding inventory. The payments required were as follows:

   o    A down payment of $15,000 was due March 1, 1996

   o Twenty-eight (28) monthly installments of $6,000 each, commenced March 1, 1996 for a total of $168,000.

   o Statec was to repurchase all NDCA inventory related to Statec products at the Company's net book value plus $15,000. All the inventory was to be repurchased on or before November 30, 1996.

The transfer permitted the Company to reduce associated fixed overhead expenses with the sale of such products and allowed the Company to focus solely on its AGVS product line.

As of January 31, 1997 Statec was in default under the agreement by not repurchasing the inventory worth $71,272 and had not paid the agreed monthly installments of $6,000 since December 1996. There remained a total number of 19 unpaid installment equaling $114,000. In February of 1997, the Company was notified that Statec became subject to a court-ordered liquidation proceeding under French law. On March 27, 1997, the Company received $47,884 for the repurchase of all NDCA inventory related to Statec products and $20,000 per the Supplemental Agreement between the Company and Statec. The amounts paid were approved by the French court and terminate all obligations from Statec to the Company per the Supplemental Agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


      The following discussion and analysis should be read in conjunction with the financial statements (including the notes thereto) presented elsewhere herein.

Overview

       The Company derives virtually all of its revenues from the sale of hardware, software and engineering services in connection with projects incorporating its Automated Guided Vehicle (AGV) control technology. Prior to 1996 the Company was also actively involved in the sale of Radio Frequency Identification (RFID) products. In years prior to 1995 the Company's net revenues from AGV systems, vehicles and technology were derived primarily from sales to customers serving two industries -- textiles and newspaper publishing. Net revenues since 1995 however have been less concentrated in these industries. The Company's results of operations can be expected to continue to depend substantially upon the capital expenditure levels in those industries and in other industries that it may enter. In addition, during 1996, the Company refocused its sales efforts to existing Original Equipment Manufacturers (OEM) and system integrators in the AGV systems industry. This strategy significantly reduces the potential of selling systems to end users as the Company wants to avoid competing with its potential customers. The Company believes it must convert several OEM and system integrators away from their AGV technology to the Company's technology to increase its present market share. Such technology transfers can take one to several years before the Company will recognize revenues from such relationships. Such customers must also replace in volume and margin what the Company could otherwise obtain selling direct to end users. There can be no assurances that such a strategy will be successful in the short or long term. In any event, the Company believes it must continue to expose end users to the Company's products by means of trade shows and industry advertising.

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

RESULTS OF OPERATIONS

            The table below shows (a) the relationship of income and expense items relative to net revenues, and (b) the change between the comparable prior period and current period, for the three-month and six-month periods ended May 31, 1997 and 1996, respectively. This table should be read in the context of the Company's condensed statements of income presented elsewhere herein:



                                                                            Percentage of Change
                                                                             Period to Period
                                       Percentage of Net Revenues           Increase (Decrease)
-----------------------------------------------------------------------------------------------
                                                                             Three     Three
                                    Three Months         Six Months          Months    Months
                                       Ended                Ended            Ended     Ended
                                 May 31,    May 31,    May 31,   May 31,     May 31,   May 31,
                                  1997       1996       1997      1996        1996      1996
                                   %          %          %         %           %         %
------------------------------ ---------  ---------  ---------  ---------  ---------  ---------
Net Revenues                     100.0      100.0       100.0     100.0      (16.8)     (25.1)
Cost of Goods Sold                61.5       59.9        60.7      60.9      (14.6)     (25.4)
------------------------------ ---------  ---------  ---------  ---------  ---------  ---------
Gross Profit                      38.5       40.1        39.3      39.1      (20.0)     (24.7)
------------------------------ ---------  ---------  ---------  ---------  ---------  ---------
Operating expenses:
Selling                           15.9       12.3        15.7      11.6         7.4        1.1
General and administrative        32.6       26.3        35.1      23.8         3.5       10.5
Research and development            -          -           -        0.1      (100.0)    (100.0)
------------------------------ ---------  ---------  ---------  ---------  ---------  ---------
                                  48.5       38.6        50.8      35.5         4.6        7.0
------------------------------ ---------  ---------  ---------  ---------  ---------  ---------
Operating income (loss)          (10.0)       1.5       (11.5)      3.6           *          *

Net interest expense:             (3.0)      (3.9)       (4.6)     (3.7)      (35.8)      (7.4)
------------------------------ ---------  ---------  ---------  ---------  ---------  ---------
Loss before income taxes         (13.0)      (2.4)      (16.1)     (0.1)      336.8     7071.9

Federal and state income taxes
(benefit)                          -           -           -         -          NA         NA
============================== =========  =========  =========  =========  =========  =========
Net Loss                         (13.0)      (2.4)      (16.1)     (0.1)      336.8     7071.9
============================== =========  =========  =========  =========  =========  =========

* Because the data changes from negative to positive, or from positive to negative, the percentage of change is not meaningful.

Quarter ended May 31, 1997 Compared to the Quarter Ended May 31, 1996

Net revenues decreased by $245,939 or 16.8% from $1,465,721 in the earlier period to $1,219,782 in the latter period. The contributing factors which resulted in lower revenues were a low opening backlog at February 28, 1997 and the Company's continued focus on strategic sales alliances with Original Equipment Manufacturers (OEM) and system integrators exclusively rather than occasionally dealing direct with end users as in prior years.

Cost of goods sold decreased from $878,123 to $749,706 or 14.6% due primarily to lower net revenues in 1997. As a percentage of net revenues, cost of goods sold was comparable to 1996. Gross profit decreased by $117,522 or 20.0% from $587,598 to $470,076, while gross profit as a percentage of net revenues decreased to 38.5% from 40.1% due to the same factor.

Selling expenses increased from $180,764 to $194,043, or,7.4%, due primarily to higher advertising and marketing expenses during 1997 compared to 1996. General and administrative expenses increased from $384,804 to $398,111, or 3.5% due primarily to additional engineering training expenses. As a percentage of net revenues, general and administrative expenses increased from 26.3% to 32.6%.

Primarily as a result of the foregoing, operating income decreased by $143,503 from $21,425 in the earlier period to an operating loss of $122,078 in the latter period.

Net interest expense decreased from $57,879 to $37,151, a decrease of $20,728. The net decrease is primarily due to lower borrowings compared to the prior year.

Loss before income taxes increased by $122,775 from $36,454 to a loss of $159,229, due primarily to the foregoing factors.

The Company did not recognize any tax benefits in 1997 domestically for its current loss as all prior taxes have been recognized in the previous financial statements and utilization of operating loss carryforwards in the future are not assured.

Primarily as a result of the foregoing, net loss increased by $122,775 from $36,454 to a net loss of $159,229.

Backlog. Backlog consists of all amounts contracted to be paid by customers but not yet recognized as net revenues by the Company. At May 31, 1997, the Company had a backlog of approximately $830,000 compared to approximately $1,450,000 one year earlier. Although substantial fluctuations in backlog are considered normal due to the size of AGV system contracts, the present low backlog is primarily the result of the Company's focus away from sales to end users, which sales had in prior years constituted a sizable portion of the Company's revenues and backlog.. Substantial fluctuations in the industry makeup of the Company's backlog also are considered normal.

Six Months Ended May 31, 1997 Compared to Six Months Ended May 31, 1996

Net revenues decreased by $742,160, or 25.1%, from $2,953,895 in the earlier period to $2,211,735 in the latter period. The decline is primarily due to the Company's marketing and sales strategy to target OEM customers and system integrators only versus selling directly to end users.

Cost of goods sold decreased from $1,800,232 to $1,343,538, or 25.4%, due primarily to the lower level of net revenues. As a percentage of net revenues, cost of goods sold decreased from 60.9% to 60.7%. Gross profit decreased by $117,522, or 24.7%, from $1,153,663 to $868,197, while gross profit as a percentage of net revenues increased from 39.1% to 39.3%.

Selling expenses increased from $343,444 to $347,543, or 1.1% . General and administrative expenses increased from $702,335 to $775,787, or 10.5%, primarily due to increased expenses relating to personnel and a higher provision for bad debts compared to the prior year.

Primarily as a result of the foregoing, the operating loss for the period was $255,133 compared to an operating income of $103,941 the prior year.

Net interest expense decreased from $108,904 to $100,808, a decrease of 7.4%. The decrease is primarily due to lower borrowings in the current year compared to the prior year.

Loss before income taxes increased by $350,978, from a loss of $4,963 in 1996, to a loss of $355,941 due primarily to the foregoing factors.

The Company did not recognize any tax benefits in 1997 domestically for its current loss as all prior taxes have been recognized in the previous financial statements and utilization of operating loss carryforwards in the future are not assured.

Primarily as a result of the foregoing, the net loss increased by $350,978, from $4,963 to a net loss of $355,941.

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

During the six months ended May 31, 1997 net cash provided by operating activities was $164,421. The primary reason for the positive cash flow by operating activities was that the Company significantly reduced its account receivable balance from November 30, 1996 by collections. The positive cash flow from operating activities allowed the Company to further reduce its Note payable to its primary lender by $389,822.

   The Company entered into a new Inventory and Accounts Receivable Loan and Security Agreement ("Loan Agreement") February 28, 1997 with the National Bank of Canada and National Canada Business Corp. (herein collectively called the "Lender"). The Loan Agreement allows the Company to borrow up to a maximum of $1,250,000. The new agreement provides for an increase in potential available credit compared to the maximum available credit of $750,000 under the prior credit arrangement with NationsBank, N.A.

Loans made under the new Loan Agreement are evidenced by a demand promissory Note. The Loan Agreement allows the Company to borrow pursuant a borrowing formula which is secured by Company's personal property as collateral. The Company's outstanding loan amount at any one time shall not exceed the lesser of
(a) U.S $1,250,000 or (b) 80% of qualified accounts receivable ( as defined in the Loan Agreement) plus 50% of all eligible inventory ( as defined in the Loan Agreement) with a $400,000 cap on loans based on eligible inventory. The borrowed funds will bear interest at the Lender's prime rate plus 1.5% per annum for the first $450,000 outstanding and prime plus 2.75% per annum for amounts outstanding in excess of $450,000. The Loan Agreement is further secured by 1) an Inventory Repurchase Agreement and 2) a $450,000 irrevocable Letter of Credit issued by a Swedish bank. Netzler & Dahlgren Co. AB (NDCab) is obligated to repay the letter of credit bank any funds it disburses under the Letter of Credit. The Company is ultimately responsible to repay to NDCab for any amounts it pays in reimbursing the letter of credit bank. The Repurchase Agreement guarantees that NDCab will repurchase from the Company on certain conditions up to $400,000 worth of inventory, thereby providing funds to pay the Lender should the Company default on its loan obligations.

The lender, at its discretion, may demand payment upon written notice to the Company . The maturity date of the Agreement is April 1, 1998 or upon demand earlier by the Bank.

During May 1997, the Mortgage Loan maturity date was extended from February 10, 1998 to May 16,1999. The interest rate on the note was increased to 9.5% from 7.75% . The combined principle and interest monthly payment was changed to $13,912 compared to $13,057 per the prior agreement. The above transaction increases the Company's working capital per generally accepted accounting principles.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

           None.

Item 2.    Changes in Securities

           None.

Item 3.    Defaults Upon Senior Securities

           None.

Item 4.    Submission of Matters to a Vote of Security Holders

      (a) The annual meeting of shareholders of the Company was held on April 25, 1997.

      (b)  The following individuals were elected directors of the Company:


           Goran P. R. Netzler
           Ralph Dollander
           Jan H. L. Jutander
           Richard Schofield
           T. Randolph Whitt


      (c)  Other matters voted upon and voting were as follows:



      (i) Ratification of the selection of McGladrey & Pullen, LLP by the Board of Directors as the Company's independent auditors.

                     For              Abstain          Against
                  3,219,501            4,265           32,555
      (ii)  Ratification of 1997 stock option plan.

                     For              Abstain          Against
                  2,200,824          985,437          70,060

Item 5.    Other Information

             None.



Item 6.    Exhibits and Reports on Form 8-K

           (a)    Exhibits -

                 Mortgage Note modification Agreement

                 Press Releases:

                 None

           (b)   Reports on Form 8-K

                 None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NDC AUTOMATION, INC.
                                 (Registrant)

                              BY: /s/ Ralph Dollander
                                  Ralph Dollander
                                  President
Date: July 9,1997






                              BY: /s/ Claude Imbleau
                                  Claude Imbleau
                                  VP - Finance & Administration
                                  (Chief Financial Officer)

Date: July 9,1997

                                  EXHIBIT INDEX

The following documents are included in this Form 10-QSB as an Exhibit:


                Designation
                Number Under
                Item 601 of                                                                                        Page
Exhibit Number  Regulation S-K   Exhibit Description                                                              Number
--------------- --------------   ------------------------------------------------------------------------------   -------
(A) Exhibits:

1.                  10           North Carolina Note Modification Agreement between First Citizens Bank & Trust     17-21
                                 Company and NDC Automation, Inc. dated May 16,1997.

2.                  27           Financial schedule                                                                   22