Form 10QSB
period 1997-08-31
NDC AUTOMATION INC
filed 1997-10-14
CIK 859621

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended       August 31, 1997



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

    As of September 15, 1997, there were 3,453,451 shares of common stock outstanding.

    Transitional Small Business Disclosure Format (Check one):
       Yes___; No X

    This document contains 20 pages.  The Exhibit Index is located on page 17.

                                    I N D E X




                                                                                                         Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

             Condensed  Balance Sheets                                                                       3- 4

               August 31, 1997 (Unaudited) and November 30, 1996                                                 5

             Condensed  Statements of Operations
               Three and Nine months ended August 31, 1997 and August 31, 1996                                   6
               (Unaudited)

             Condensed Statements of Cash Flows Nine months ended August 31,
               1997 and August 31, 1996 (Unaudited)

             Notes to Condensed  Financial Statements                                                         7- 9

  Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                           10-14

PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                                                                     15

  Item 2. Changes in Securities                                                                                 15

  Item 3. Defaults Upon Senior Securities
                                                                                                                15

  Item 4. Submission of Matters to a Vote of Security Holders                                                   15

  Item 5. Other Information                                                                                     15

  Item 6. Exhibits and Reports on Form 8-K                                                                      15

             (a)  Exhibits -- Press Releases and other Exhibits                                                 15
             (b)  Reports on Form 8-K                                                                           15


SIGNATURES                                                                                                      16

                                       2

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                              NDC AUTOMATION, INC.

                            CONDENSED BALANCE SHEETS

                                                     AUGUST 31,   November 30,
                                                        1997          1996
                                                     (UNAUDITED)
                                                ----------------   -------------
      ASSETS (Note 4)

CURRENT ASSETS
     Cash and cash equivalents                          $  134,780    $  399,501
     Accounts receivables, net                             672,213     1,526,390
     Inventories                                           877,944     1,126,398
     Costs and estimated earnings in excess of
            billings on uncompleted contracts               52,397        49,277
     Prepaid expenses and other assets                      42,061        51,935

                                                       ----------     ----------
             Total current assets                       $1,779,395    $3,153,501
                                                       ----------     ----------
OTHER ASSETS                                            $   21,281    $   21,281
                                                       ----------     ----------

PROPERTY AND EQUIPMENT
      Land                                              $  300,000    $  300,000
      Building and improvements                          1,126,623     1,126,623
      Furniture, fixtures and office equipment,            175,652       226,559
      Machinery and equipment                               70,166       153,572
      Software                                             102,650       102,650
      Vehicles                                                --          23,629
                                                        ----------    ----------
                                                        $1,775,091    $1,933,033


       Less accumulated depreciation                       615,518       693,234
                                                       -----------    ----------
                                                        $1,159,573    $1,239,799
                                                                      ----------
INTANGIBLE ASSETS                                       $   74,849    $  142,213
                                                       ----------    ----------
                                                        $3,035,098    $4,556,794
                                                       ===========    ==========

Note: The Condensed Balance sheet at November 30, 1996 has been taken from the
           Audited Financial Statements at that date.

See Notes to Condensed Financial Statements






                                                              AUGUST 31,       November 30,
                                                                  1997           1996
                                                               (UNAUDITED)
                                                            -------------   ----------------


      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Note payable, bank (Note 4)                             $   330,270    $   847,217
     Current maturities of long- term debt (Note 4)               63,287         68,410
     Accounts payable and accrued expenses;
             including affiliates $393,928 at 1997
             and $422,050 at 1996                                494,067        702,305
     Billings in excess of costs and estimated
              earnings on uncompleted contracts                    3,596        118,657
                                                             ----------     -----------
             Total current liabilities                       $   891,220    $ 1,736,589
                                                             ----------     -----------
LONG-TERM DEBT (Note 4 )                                     $ 1,058,776    $ 1,102,264
                                                             ----------     -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
       Preferred stock, par value $.01 per share
             authorized 1,000,000 shares; no shares issued   $      --      $      --
       Common stock, par value $.01 per share;
                11,000,000 shares authorized
                at 1997 and 1996; 3,453,451 shares
               Issued at 1997 and 1996                            34,534         34,534
       Additional paid-in capital                              4,211,566      4,211,566
       Accumulated deficit                                    (3,160,998)    (2,528,159)

                                                             ----------     -----------
                                                             $ 1,085,102    $ 1,717,941
                                                             ----------     -----------
                                                             $ 3,035,098    $ 4,556,794
                                                            ============    ===========



                              NDC AUTOMATION, INC.


                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                              Three Months Ended              Nine Months Ended
                                          AUGUST 31,      August 31,      August 31,      August 31,
                                             1997            1996             1997           1996
--------------------------------------------------------------------------------------------------------------------------

Net revenues                               $   915,679    $ 1,144,829    $ 3,127,414    $ 4,098,724
Cost of goods sold                             672,193        782,217      2,015,731      2,582,449
                                           -----------    -----------    ------------   -----------
    Gross profit                           $   243,486    $   362,612    $ 1,111,683    $ 1,516,275
                                           -----------    -----------    ------------   -----------

Operating expenses:
      Selling                              $   178,275    $   144,820    $   525,818    $   488,264
      General and administrative               284,708        319,169      1,060,495      1,021,504
      Research and development                    --             --             --            3,943
                                          -----------    -----------    ------------   -----------
                                           $   462,983    $   463,989    $ 1,586,313    $ 1,513,711
                                           -----------    -----------    ------------   -----------
            Operating income (loss)        $  (219,497)   $  (101,377)   $  (474,630)   $     2,564
                                           -----------    -----------    ------------   -----------
Net interest income (expense):
      Interest income                      $      --      $      --      $      --      $      --
      Interest expense                         (57,401)       (43,087)      (158,209)      (151,991)
                                           -----------    -----------    ------------   -----------
                                           $   (57,401)   $   (43,087)   $  (158,209)   $  (151,991)
                                           -----------    -----------    ------------   -----------

Loss before income taxes                   $  (276,898)   $  (144,464)   $  (632,839)   $  (149,427)

Federal and state income taxes  (Note 2)          --          (28,829)          --          (28,829)
                                           -----------    -----------    ------------   -----------
           Net loss                        $  (276,898)   $  (115,635)   $  (632,839)   $  (120,598)
                                           ===========    ============   ============   =============


Weighted average number of common
     shares outstanding                      3,453,451      3,453,451      3,453,451      3,453,451
                                             -----------    -----------    ------------   -----------

Loss per common share (Note 3)             $     (0.08)   $     (0.03)   $     (0.18)   $     (0.03)

                                           ===========    ============   ============   ============

Dividends per common share                 $      --      $      --      $      --      $      --
                                           ===========    ============   ============   ============

See Notes to the Condensed Financial Statements

                              NDC AUTOMATION, INC.


                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                    Nine Months Ended
                                                                August 31,      August 31,
                                                                   1997            1996
---------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY
     OPERATING  ACTIVITIES                                         $ 317,326    $ 284,187
                                                                    ---------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from sale of property and equipment                 $   6,535    $    --
      Purchase of property and equipment                             (28,464)     (31,004)
                                                                    ---------   ----------

             NET CASH PROVIDED BY (USED IN)
                  INVESTING ACTIVITIES                             $ (21,929)   $ (31,004)
                                                                   ---------   ----------

CASH FLOW FROM FINANCING ACTIVITIES
        Net borrowings (payments) on revolving credit  agreement   $(516,947)   $   6,670
        Principal payments on long-term borrowings                   (48,611)    (271,804)
                                                                     ---------   ----------

             NET CASH PROVIDED BY (USED IN)
                  FINANCING ACTIVITIES                             $(565,558)   $(265,134)
                                                                    ---------   ----------
       Effect of foreign currency exchage rates changes
          on cash and cash equivalents                             $   5,440    $     402
                                                                    ---------   ----------
       Increase (decrease) in cash and cash equivalents            $(264,721)   $ (11,549)

      Cash and cash equivalents:

           Beginning                                                 399,501      164,781
                                                                    ---------   ----------
           Ending                                                  $ 134,780    $ 153,232
                                                                    ==========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Cash payments  for :
           Interest                                                $ 171,021    $ 140,741
           Income taxes                                            $    --      $    --

                                                                   ==========   =========

See Notes to the Condensed  Financial Statements

                              NDC AUTOMATION, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 1.


The unaudited internal condensed financial statements and related notes have been prepared by NDC Automation, Inc. (the "Company"), without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at August 31, 1997, and for all periods presented, have been made.


Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended November 30, 1996. The results of operations for the three and nine months ended August 31, 1997 are not necessarily indicative of the operating results for the full year.



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

                     NOTES TO CONDENSED FINANCIAL STATEMENTS



Note 4. Pledged Assets, Note Payable, Bank and Long-Term Debt

The Company has the following note payable to a Bank at August 31, 1997:


The Loan Agreement allows the Company to borrow up to $1,250,000 and bears interest at the lender's prime rate plus 1.50% per annum for the first $450,000 outstanding and prime plus 2.75% per annum for amounts in excess of $450,000.
The Company's loan outstanding shall not exceed the lesser of (a) U.S.
$1,250,000 or (b) 80% of qualified accounts receivable plus 50% of all Eligible
Inventory (as defined in the loan agreement) with a $400,000 cap on loans based on Eligible Inventory. The loan agreement is further secured by 1) an Inventory
Repurchase Agreement and 2) a $450,000 irrevocable Letter of Credit issued by a
Swedish Bank. Netzler & Dahlgren Co. AB (NDCab) is obligated to repay the letter of credit bank any funds it disburses under the Letter of Credit. The Company is ultimately responsible to repay to NDCab any amounts it pays in reimbursing the
Letter of Credit Bank . The Repurchase Agreement guarantees that NDCab will repurchase on certain conditions up to $400,000 worth of inventory, thereby providing funds to pay lender should the Company be in default on its loan obligations. The Loan Agreement terminates upon demand by
the Bank or April 1, 1998. (1)(2)                                                     $ 330,270
                                                                                   ============


Long-term debt consists of the following at August 31, 1997:

Mortgage note payable to a bank, based on a 9.5% fixed rate. Original principal balance to be repaid in twenty-three (23) consecutive monthly principal and interest payments of $13,912, with one final payment of approximately $1,007,403 due on May 16, 1999. The note is collaterized by the Company's land and building with a carrying value of $1,030,572. The loan also contains certain financial covenants to which the Company must adhere. As of August 31, 1997, the Company obtained waivers for certain financial covenants as specified by the Mortgage
note agreement.                                                                      $1,122,063

Less current maturities:                                                                 63,287
                                                                                     -----------
                                                                                     $1,058,776
                                                                                     ===========

(1) The prime rate at August 31, 1997 was 8.50%
(2) The line of credit is secured by a first priority security interest in the Company's accounts receivable, inventory, software and intangibles.

Maturities of long-term debt at August 31, 1997 are as follows:



Year Ending
August 31,
----------------

       1998                      $   63,287
       1999                       1,058,776
                                -----------
                                 $1,122,063
                                ===========

                     NOTES TO CONDENSED FINANCIAL STATEMENTS



Note 5.  Reassignment of Statec Exclusive Distribution Agreement

On February 21, 1996 the Company and Statec Technologies, SA ("Statec") entered into a letter of understanding under which the Company reassigned to Statec the exclusive distribution and manufacturing rights for North America effective March 1, 1996. The assignment was contingent upon Statec making the following payments for a total of $183,000, excluding inventory. The payments required were as follows:

    *     A down payment of $15,000 was due March 1, 1996

    * Twenty-eight (28) monthly installments of $6,000 each, commenced March 1, 1996 for a total of $168,000.

    * Statec was to repurchase all NDCA inventory related to Statec products at the Company's net book value plus $15,000. All the inventory was to be repurchased on or before November 30, 1996.

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

Overview

     The Company derives virtually all of its revenues from the sale of hardware, software and engineering services in connection with projects incorporating its Automated Guided Vehicle (AGV) control technology. Prior to 1996 the Company was also actively involved in the sale of Radio Frequency Identification (RFID) products. In years prior to 1995 the Company's net revenues from AGV systems, vehicles and technology were derived primarily from sales to customers serving two industries -- textiles and newspaper publishing. Net revenues since 1995, however, have been less concentrated in these industries. The Company's results of operations can be expected to continue to depend substantially upon the capital expenditure levels in those industries and in other industries that it may enter. During 1996 and for the first three quarters of 1997, the Company refocused its sales efforts to existing Original Equipment Manufacturers (OEM's) and system integrators in the AGV systems industry. Such OEM's and system integrators have historically sold products to end users to whom the Company occasionally had direct sales. The Company reduced its sales effort to such end users to avoid competing with its intended OEM customers.

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

     Notwithstanding the receipt by the Company of cash advances and periodic payments upon reaching project milestones, the Company requires external financing for its costs and estimated earnings in excess of billings on uncompleted contracts, inventories, receivables and other assets.
                                       10

     The Company's backlog consists of all amounts contracted to be paid by customers but not yet recognized as net revenues by the Company.

     Strategy diversification: At this time the Company believes it must convert several OEM and system integrators away from their AGV technology to the Company's technology to increase its present market share. Such technology transfers can take one to several years before the Company will recognize revenues from such relationships. Such customers must also replace in volume and margin what the Company could otherwise obtain selling direct to end users. The Company's strategy of not selling directly to end users has contributed to the losses incurred by the Company during 1997. Therefore, the Company will begin soliciting its products to end users during the fourth quarter to ensure that its technology will be available to such end users. The Company will not sell directly to end users where a qualified OEM or OEMs are specifying NDC controls in their system solution to the potential end users. There can be no assurances that such a strategy will be successful in the short or long term.

        Distribution of products and technology: The Company also intends to pursue other but related products lines that can be distributed to its targeted customers to supplement its existing AGV business. This should allow the Company to grow, while making the Company less dependent on its present product line. There can be no assurance, however that this strategy will meet management's objectives for growth.

     Munck Agreement: On October 6, 1997 the Company executed a Strategic Alliance Agreement with Munck Automation Technology. Inc. ("Munck") of Newport News, Virginia . Munck is a major supplier of automated material handling systems including AGVS vehicles and systems and automatic storage and retrieval systems ("AS/RS") to end users. The initial term of the agreement is three years, subject to Munck reaching certain sale targets on an annual basis. The Agreement extends automatically in one year increments subject to the approval of both companies.

       Pursuant to the Agreement , Munck agrees to promote solely NDC AGVS technology in its sales efforts of new AGV systems to end users. Munck also has committed to use its best efforts to meet a target which would provide purchase orders to NDCA for a minimum of $9,400,000 for hardware , software and engineering services over the initial three year term of the Agreement. There can be no assurances that Munck will meet such targets. Under the Agreement, NDCA will promote Munck products to end users. The two companies should complement each other well and customers will benefit from the combined resources and capabilities. This agreement strengthens the existing cooperation the companies have enjoyed over the last year in marketing and installing AGV systems.

RESULTS OF OPERATIONS

         The table below shows (a) the relationship of income and expense items relative to net revenues, and (b) the change between the comparable prior period and current period, for the three-month and nine-month periods ended August 31, 1997 and 1996, respectively. This table should be read in the context of the Company's condensed statements of operations presented elsewhere herein:


                                                                                            Percentage of Change
                                                                                              Period to Period
                                               Percentage of Net Revenues                    Increase(Decrease)
--------------------------------- ------------------------------------------------------ ---------------------------
                                                                                             Three     Nine Months
                                                                                            Months        Ended
                                         Three Months                Nine Months             Ended      August 31,
                                            Ended                       Ended             August 31,
                                   August 31,    August 31,    August 31,    August 31,   1996 to 1997  1996 to 1997
                                      1997          1996          1997          1996           %             %
                                       %             %             %             %

--------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
Net Revenues                             100.0         100.0         100.0         100.0        (20.0)        (23.7)
Cost of Goods Sold                        73.4          68.3          64.5          63.0        (14.1)        (21.9)
--------------------------------- ------------- ------------- ------------- ------------- ------------- -------------

Gross Profit                              26.6          31.7          35.5          37.0        (32.9)        (26.7)
--------------------------------- ------------- ------------- ------------- ------------- ------------- -------------


Operating expenses:
Selling                                   19.5          12.6           16.8          11.9          23.1           7.7
General and administrative                31.1          27.9           33.9          24.9        (10.8)           3.8
Research and development                     -             -             -            0.1           -             -
--------------------------------- ------------- ------------- ------------- ------------- ------------- -------------

                                          50.6          40.5          50.7          36.9          (.2)           4.8
--------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
Operating income (loss)                 (24.0)         (8.8)        (15.2)           0.1         116.5             *

Net interest expense:                    (6.3)         (3.8)         (5.1)         (3.7)          33.2           4.9
--------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
Loss before income taxes                (30.3)        (12.6)         (20.3)         (3.6)          91.7         323.5

Federal and state  income  taxes
(benefit)                                    -         (2.5)             -         (0.7)       (100.0)       (100.0)
--------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
Net Loss                                (30.3)        (10.1)        (20.3)         (2.9)         139.5         424.8
================================= ============= ============= ============= ============= ============= =============


* Because the data changes from negative to positive, or from positive to negative, the percentage of change is not meaningful.

Quarter ended August 31, 1997 Compared to the Quarter Ended August 31, 1996
---------------------------------------------------------------------------

Net revenues decreased by $229,150 or 20.0% from $1,144,829 in the earlier period to $915,679 in the latter period. The contributing factors which resulted in lower revenues were a low opening backlog at May 31, 1997 and the Company's continued focus on AGVS controls and engineering to Original Equipment Manufacturers (OEM) and system integrators exclusively, with no sales effort directed at end users.

Cost of goods sold decreased from $782,217 to $672,193 or 14.1% due primarily to lower net revenues in 1997. As a percentage of net revenues, cost of goods sold increased compared to 1996 due to a write-down of inventory during the current year of approximately $90,000 compared to approximately $30,000 the prior year. Gross profit decreased by $119,126 or 32.9% from $362,612 to $243,486, while gross profit as a percentage of net revenues decreased to 26.6% from 31.7% due to the same factor.



Selling expenses increased from $144,820 to $178,275, or, 23.1%, due primarily to higher advertising and marketing expenses during 1997 compared to 1996. General and administrative expenses decreased from $319,169 to $284,708, or 10.8% due primarily to a reduction in the provisions for bad debts. As a percentage of net revenues, general and administrative expenses increased from 27.9% to 31.1%.

Primarily as a result of the foregoing, operating loss increased by $118,120 from $101,377 in the earlier period to an operating loss of $219,497 in the latter period.

Net interest expense increased from $43,087 to $57,401, an increase of $14,314. The net decrease is primarily due to Bank fees and the interest rate on existing borrowings compared to the prior year.

Loss before income taxes increased by $132,434 from $144,464 to a loss of $276,898, due primarily to the foregoing factors.

The Company did not recognize any tax benefits in 1997 domestically for its current loss as all prior taxes have been recognized in the previous financial statements and utilization of operating loss carryforwards in the future are not assured.

Primarily as a result of the foregoing, net loss increased by $161,263 from $115,635 to a net loss of $276,898.

Backlog. Backlog consists of all amounts contracted to be paid by customers but not yet recognized as net revenues by the Company. At August 31, 1997, the Company had a backlog of approximately $440,000 compared to approximately $1,200,000 one year earlier. Although substantial fluctuations in backlog are considered normal due to the size of AGV system contracts, the present low backlog is primarily the result of the Company's focus away from sales to end users, which sales had in prior years constituted a sizable portion of the Company's revenues and backlog.. Substantial fluctuations in the industry makeup of the Company's backlog also are considered normal. Management presently does not expect a profit in the fourth quarter of 1997 due to the low backlog at August 31, 1997.

Nine Months Ended August 31, 1997 Compared to Nine Months Ended August 31, 1996
-------------------------------------------------------------------------------

Net revenues decreased by $971,310, or 23.7%, from $4,098,724 in the earlier period to $3,127,414 in the latter period. The decline is primarily due to the Company's marketing and sales strategy to target AGVS OEM customers and system integrators only; previously, the Company also sold systems directly to end users. Due to the significant decrease in revenues the Company will begin to target end users for its AGVS technology and aggressively pursue distribution of new products and technology .

Cost of goods sold decreased from $2,582,449 to $2,015,731, or 21.9%, due primarily to the lower level of net revenues. As a percentage of net revenues, cost of goods sold increased from 63.0% to 64.5%. Gross profit decreased by $404,592, or 26.7%, from $1,516,275 to $1,111,683, while gross profit as a percentage of net revenues decreased from 37.0% to 35.5%.

Selling expenses increased from $488,264 to $525,818, or 7.7% due primarily to higher advertising and marketing expenses during 1997 compared to 1996 . General and administrative expenses increased from $1,021,504 to $1,060,495, or 3.8%, primarily due to increased expenses relating to personnel compared to the prior year .

Primarily as a result of the foregoing, the operating loss for the period was $474,630 compared to an operating income of $2,564 the prior year.

Net interest expense increased from $151,991 to $158,209, an increase of 4.9%. The increase is primarily due to increased bank fees in the current year compared to the prior year.

Loss before income taxes increased by $483,412, from a loss of $149,427 in 1996, to a loss of $632,839 due primarily to the foregoing factors.

The Company did not recognize any tax benefits in 1997 domestically for its current loss as all prior taxes have been recognized in the previous financial statements and utilization of operating loss carryforwards in the future are not assured.

Primarily as a result of the foregoing, the net loss increased by $512,241, from $120,598 to a net loss of $632,839.

Liquidity and Capital Resources
-------------------------------

The Company experiences needs for external sources of financing to support its working capital, capital expenditures and acquisition requirements when such requirements exceed its cash generated from operations in any particular fiscal period. The amount and timing of external financing requirements depend significantly upon the nature, size, number and timing of projects and contractual billing arrangements with customers relating to project milestones. The Company has relied upon bank financing under a revolving working capital facility, as well as long-term debt and capital leases and proceeds of its public offering, and private offerings, to satisfy its external financing needs.

During the nine months ended August 31, 1997 net cash provided by operating activities was $317,326. The primary reason for the positive cash flow by operating activities was that the Company significantly reduced its account receivable balance from November 30, 1996 by collections. The positive cash flow from operating activities allowed the Company to further reduce its Note payable to the bank by $516,947.

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

Loans made under the new Loan Agreement are evidenced by a demand promissory Note. The Loan Agreement allows the Company to borrow pursuant to a borrowing formula which is secured by Company's personal property as collateral. The Company's outstanding loan amount at any one time shall not exceed the lesser of
(a) U.S $1,250,000 or (b) 80% of qualified accounts receivable ( as defined in the Loan Agreement) plus 50% of all eligible inventory ( as defined in the Loan Agreement) with a $400,000 cap on loans based on eligible inventory. The borrowed funds will bear interest at the Lender's prime rate plus 1.5% per annum for the first $450,000 outstanding and prime plus 2.75% per annum for amounts outstanding in excess of $450,000. The Loan Agreement is further secured by 1) an Inventory Repurchase Agreement and 2) a $450,000 irrevocable Letter of Credit issued by a Swedish bank. Netzler & Dahlgren Co. AB (NDCab) is obligated to repay the letter of credit bank any funds it disburses under the Letter of Credit. The Company is ultimately responsible to repay to NDCab for any amounts it pays in reimbursing the letter of credit bank. The Repurchase Agreement guarantees that NDCab will repurchase from the Company on certain conditions up to $400,000 worth of inventory, thereby providing funds to pay the Lender should the Company default on its loan obligations.

The lender, at its discretion, may demand payment upon written notice to the Company. The maturity date of the Agreement is April 1, 1998 or upon demand by the Bank.

During May 1997, the Mortgage Loan maturity date was extended from February 10, 1998 to May 16, 1999. The interest rate on the note was increased to 9.5% from 7.75% . The combined principle and interest monthly payment was changed to $13,912 compared to $13,057 per the prior agreement.

The Company has begun to explore the possibility of raising additional equity capital in order to improve its financial position . Management believes a stronger financial position should contribute to increasing customer and shareholder confidence in the Company's plans for a successful future.

PART II.  OTHER INFORMATION



Item 1. Legal Proceedings

        None.

Item 2. Changes in Securities
             .
        None

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

Item 5. Other Information

           None.


Item 6. Exhibits and Reports on Form 8-K

         (a)  Exhibits -

             Letter to NDCA from NDCab re: selling to end users

             Press Releases:

              Strategic alliance Agreement between Munck Automation Technology and NDC Automation, Inc.

         (b) Reports on Form 8-K

             Resignation of  Director, Mr. T Randolph Whitt
             (incorporated by reference to report on Form 8K dated September 11, 1997)

                                   SIGNATURES





In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                 NDC AUTOMATION, INC.
                                     (Registrant)






                                 BY: /s/ Ralph Dollander
                                 Ralph Dollander
                                 President
Date:  October 10, 1997






                                  BY: /s/ Claude Imbleau
                                  Claude Imbleau
                                  VP - Finance & Administration
                                  (Chief Financial Officer)

Date: October 10, 1997

                                  EXHIBIT INDEX



The following documents are included in this Form 10-QSB as an Exhibit:


                   Designation Number
                   Under Item 601 of
Exhibit Number     Regulation S-K                                                                     Page
                                         Exhibit Description                                          Number
------------------ --------------------- ------------------------------------------------------------ -----------


(A) Exhibits:


1.                          10           Letter dated September 10, 1997 from NDCab to NDC
                                         Automation, Inc. pertaining to direct sales to end users
                                         as defined by the Master license Agreement.                      18
2.                          17           Resignation of  Director, Mr. T Randolph Whitt,
                                         incorporated  by  reference  to  report on Form 8K dated
                                         September 11, 1997                                               -
3.                          27           Financial Schedule                                               20
4.                          99           Press release announces Strategic Alliance Agreement dated
                                         October 6, 1997 between the Company and Munck Automation
                                         Technology, Inc.                                                 19


                                       17