Form 10KSB40
period 1997-11-30
NDC AUTOMATION INC
filed 1998-02-27
CIK 859621

--------------------------------------------------------------------------------
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
For the fiscal year ended  November 30, 1997 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
For the transition period from                 to
                               ---------------    -----------------
Commission file number   0-18253
                         -------
                              NDC AUTOMATION, INC.
                 (Name of small business issuer in its charter)

     Delaware                                               56-1460497
--------------------------                           ---------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

3101 Latrobe Drive, Charlotte, North Carolina                    28211-4849
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

                    Issuer's telephone number (704) 362-1115

      Securities registered pursuant to Section 12(b) of the Exchange Act:
                                                      Name of each exchange on
         Title of each class                              which registered

                None                                          None
         -------------------                           --------------------
      Securities registered pursuant to Section 12(g) of the Exchange Act:

                           .01 Par Value Common Stock
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                     Yes X No ___

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                      [ X ]

         State issuer's revenues for its most recent fiscal year: $4,076,897 The aggregate market value of the voting stock held by non-affiliates of the Registrant was $387,308, based upon the closing sales price of Common Stock on OTC Bulletin Board on January 31, 1998 of $0.1875 per share.

         As of January 31, 1998, 3,453,451 shares of Registrant's Common Stock, par value $.01 per share, were outstanding.

         Portions of the Registrant's Annual Report to the security holders filed pursuant to Rule 14a-3(b) under the Securities Exchange Act of 1934 are incorporated by reference in Part II, Items 6 and 7. In addition, portions of the Registrant's definitive proxy statement for the 1998 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 are incorporated by reference in Part III, Items 9, 10, 11 & 12.

         Transitional Small Business Disclosure Format (check one):  Yes   No X

--------------------------------------------------------------------------------

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

    In 1987, NDCA was formed to provide standard hardware and software packages for original equipment manufacturers ("OEMs") to expand applications of automatic guided vehicle systems ("AGVS") and RFID technologies into industries that traditionally did not use such technologies.

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

     On March 28, 1990, the Company's successfully completed its initial public offering netting $1,996,598 to improve its financial position for potential growth opportunities.

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

     During the fiscal year ending November 30, 1996, the Company discontinued its marketing and distribution of the radio frequency identification products to primarily focus on its AGVS business. The Company also refocused its marketing and sales of AGVS equipment to OEM customers and system suppliers.

Business of the Issuer

    The Company's core business is to be a leading supplier of controls hardware, software, engineering services and other components that are incorporated into automated guided vehicles ("AGV's" or "vehicles") and into systems that incorporate one or more such vehicles ("AGV systems"). AGV's are driverless, computer-controlled vehicles that are programmed to transport materials through designated pickup and delivery routines within a particular facility (usually a manufacturing or distribution facility) and to transmit information concerning system status, inventory tracking and system controls to a system controller. In 1997, sales of AGV related products and services have accounted for almost all of the Company's net revenues as it did in 1996.

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

    The Company markets a laser guidance AGV control system , Lazerway(TM), which is viewed by management as superior to the traditional "wire guidepath" technology or other non-wire technologies for controlling the direction of an AGV. Management believes that this laser technology, which permits the end user to alter the guidepaths of AGV's without changes in its facility, will allow the Company to penetrate new markets and attract new partners. For further information regarding AGVS, see "AUTOMATED GUIDED VEHICLE SYSTEMS" below.

     The Company's philosophy is to sell its hardware, software and engineering services to OEM customers, i.e. manufacturers of AGVs, AGV systems and other vehicles that can be equipped for automation for the full satisfaction of the end-users' needs. The Company will sell such services through regular distribution or as a sub-contractor to such OEM customers. However, the Company may supply, from time to time, an end user in circumstances where an OEM customer or system supplier is not available to implement or support the system.

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

The Company is focusing its marketing efforts on its laser technology, Lazerway(TM), towards OEM customers as well as to existing users of AGV systems for up-grading and retrofitting purposes. The Company will pursue business direct with end-users where a qualified OEM or system integrator is not available for the application.

The Company has divested itself of all previous acquisitions to focus on its core business in North America. The Company's strategy is to increase awareness of its AGV technology among end users while creating new relationships with existing AGV suppliers and system suppliers that distribute the products or systems to end users. As part of the strategy, the Company intends to pursue potential markets of end users through OEM distribution relationships. The Company believes that its focus on laser technology rather than on wire technology can give it an advantage in the existing and future market place. In addition the company intends to expand its business by approaching the industrial truck market with new product lines in 1998. Further recent developments include:

o An agreement was recently signed with Thrige Electic for NDCA to exclusively represent Thrige in sales of its electric motors to the North American Market.

o Netzler & Dahlgren are developing a new product called Laserway Teach-In for the industrial truck market. Laserway Teach-in simplifies the layout and programming of driving routes and loading positions, and can be used by customer personnel. No computer skills are needed in using the product. This product should open many new markets and applications for the Company's technology.

The Company also intends to pursue other but related product lines such as batteries and chargers that can be distributed to its targeted customers to supplement its existing AGV business. This should allow the Company to grow, while making the Company less dependent on its present product lines. There can be no assurance, however, that this strategy will meet management's objectives for growth.

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

    An alternative vehicle guidance method uses laser technology, which eliminates the need for extensive facility reconfiguration upon installation. The laser guidance technology employs a rotating laser beam emitted from a vehicle to sweep the room and calculate angles to detected reflectors. The data gathered in this manner is used by the vehicle's computer to determine its location and progress towards its destination. The vehicle can be rerouted remotely by computer. Management believes that the Company's new laser guidance is superior to traditional technology because it permits the end user to alter the designated routines of AGV's without extensive reconfiguration of the facility .

    The end users of AGV systems typically are firms that need to move objects by vehicle within a single manufacturing or distribution facility. For example:

                   A US Army facility uses vehicles to transport nuclear waste.

                  A significant number of newspapers use AGV systems incorporating the Company's products to move paper rolls and finished editions through their printing plants.

                  A computer work station manufacturer uses an AGV system incorporating the Company's products to move component assemblies, parts, work-in-process and finished goods through its plant.

    The Company offers 62 standard items of equipment and 41 standard software products to its customers. In many instances customers incorporate NDCA products into AGV systems for end users. These control products are designed to be of such general applicability as to be useful in many kinds of material handling vehicles. Consequently, they are used not only in custom-designed AGV vehicles and systems, but also to upgrade conventional material handling equipment such as forklifts and pallet jacks.

    AGV systems are custom-designed by system houses and OEMs, and occasionally by end users, to satisfy the material handling needs of an end user's facilities. The more complex AGV systems perform several functions and are controlled by highly sophisticated computer software. These systems track and maintain the flow of materials through an entire manufacturing or distribution process. In doing so, they use numerous vehicles to move parts and assemblies through the various operations necessary to produce the finished product. The AGV system's own computers provide host production computers with the information necessary for management to make real-time production decisions.

The Master License Agreement

    The Company's AGV system products and services incorporate technology licensed by, and products purchased from, Netzler and Dahlgren Co. AB ("Netzler & Dahlgren"), as well as technology that it has acquired or developed itself. In accordance with the Master License Agreement dated December 1, 1987, as amended November 30, 1995, the Company receives Netzler & Dahlgren's AGV technology, hardware, software, know-how and consulting services. The Master License Agreement provides that the Company has the exclusive rights to commercially and technically utilize, apply and sublicense Netzler & Dahlgren's AGV system control technology and to sell its AGV system products in North America. Ongoing use by the Company of AGVS technology unavailable from Netzler & Dahlgren, however, would allow Netzler & Dahlgren to terminate the Company's exclusive rights.

   On November 30, 1995, the Company sold its laser technology to Netzler & Dahlgren and extended the Master License Agreement. The amended agreement continues to allow the Company to distribute the Netzler & Dahlgren laser technology exclusively in North America. The Master License Agreement further provides that any enhancements or improvements of existing technology sponsored or developed by one party shall be the property of the original developer (subject to a royalty-free grant back to the other party for marketing outside the owner's territory). The agreement was extended for ten (10) years and will expire on December 1, 2005 and is subject to automatic two year extensions unless and until one party, in compliance with certain procedures, notifies the other of its intention to terminate the agreement. It provides for payment of a 10% royalty on license fees received by the Company with respect to AGV system technology. It also provides for the sale of products at prices determined annually. Royalties are due 30 days following receipt of payment by the Company. During the fiscal year ended November 30, 1997, the Company incurred no royalties to Netzler & Dahlgren with respect to technology licenses and purchased an aggregate of $689,059 of hardware, software and engineering consulting services.

Customers

     A substantial portion of the Company's business in any given year is derived from a limited number of customers, although the identity of those customers varies somewhat from year to year. For the fiscal year ended November 30, 1997, orders from the three largest customers accounted for 15.0%, 14.5% and 8.8% of the Company's net revenues. For fiscal 1996, orders from the three largest customers accounted for 10.8%, 8.7% and 7.7% of the Company's net revenues. For fiscal 1995, orders from the three largest customers accounted for 13.2%, 12.8% and 11.5% of the Company's net revenues.

     End users of the Company's products and services are reached by the Company's sales through system suppliers and OEMs .

    The Company sold products to 33 system supplier and OEM customers in 1997 that acquire the Company's products under various types of agreements. Depending on the terms of such agreements, the system supplier can obtain hardware, software and access the Company's specific AGV system know-how.

    AGV system products and services sold to system suppliers, OEMs and Netzler & Dahlgren as a group accounted for approximately 76%, 75% and 37% of the Company's net revenues in the fiscal years ended November 30, 1997, 1996 and 1995, respectively. For the fiscal year ended November 30, 1997, such customers accounted for approximately $3.1 million in net revenues.

    The Company also sold in 1997 its AGV system products and services directly to end users to incorporate such components and equipment into AGV systems suitable for their particular needs. These end users often are major manufacturing concerns experienced in the application of sophisticated material handling systems for in-house use. The two primary reasons for system sales to end users are that no suitable OEM supplier can be identified for certain end users or the need for the Company to maintain its application know-how. AGV system products and services sold directly to end users accounted for approximately 24%, 22% and 52% of the Company's net revenues in the fiscal years ended November 30, 1997, 1996 and 1995, respectively.

Marketing

    The Company's marketing strategy is to promote the advantages of its AGV control technology to the whole market, particularly its laser guidance Lazerway(TM). The technology consists of a family of products, both hardware and software, capable of being incorporated into a broad variety of systems while preserving the identity and independence of the system supplier. The Company sales and distribution efforts are directed toward its OEM customers and system suppliers . To increase demand for the products and services of the AGV suppliers, the Company's current marketing program targets North American end users, system suppliers and OEMs. These firms add value and supply finished products to end users. In its approach to certain prospective customers, the Company will suggest a teamed technology arrangement. In such an arrangement, the Company will work with its OEM customer to integrate the Company's products and services with their equipment. The goal is to fashion a material movement system that will satisfy the end user's particular needs. Such technology once installed can be maintained by factory floor technicians. This approach has been used in more than 1000 AGV systems with over 7,000 vehicles (composed of as few as one vehicle and as many as 50 vehicles) .

    The Company's marketing program is led by its President, and implemented by its Marketing Manager and Sales Group, who are responsible for developing relationships with system suppliers, OEMs, distributors and manufacturers' representatives. The Company attends the major trade shows held by the materials handling industry and advertises in various industry publications.

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

Backlog

    Backlog consists of all amounts contracted to be paid by customers but not yet recognized as net revenues by the Company. At November 30, 1997, the Company had a backlog of approximately $415,000 compared to $780,000 total backlog one year earlier. Substantial fluctuations in backlog are considered normal due to the size of AGV system contracts. Substantial fluctuations in the industry makeup of the Company's backlog also are considered normal.

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

    The Company expensed $0 in fiscal 1997, $3,942 in fiscal 1996, and $141,220 in fiscal 1995 for research and development, all relative to AGV systems.

Inventory

    The Company purchases considerable amounts of hardware and software from Netzler & Dahlgren. The lead time required for such purchases averages approximately sixteen weeks. Other manufactured products inventoried by the Company require similar lead times. Due to the long lead times required, a general increase in the volume of business can relate to increased inventory levels.

Competition

    The material handling industry is highly competitive, and technologies are changing rapidly. The Company is the major supplier in North America of AGV system control technology, products and services designed to be incorporated into vehicles manufactured by others. Management believes that the flexibility and functionality of its controls and technology offer a competitive advantage relative to the technology of system suppliers and OEMs that produce controls and vehicles only for use in their own AGV systems. There can be no assurance that this competitive advantage will continue.

     In summary, competition is derived much less from non-OEM companies supplying AGV control technology than from the continuing reliance by OEMs on their own internally designed AGVS technology.

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

Employees

    The Company presently employs 25 persons full-time. None of the Company's employees is a party to a collective bargaining agreement. The Company considers its employee relations to be excellent.

Item 2.  Properties

    The Company owns the premises that it occupies at 3101 Latrobe Drive in Charlotte. A bank holds a mortgage on the property in an original amount of $1,387,000, of which $1,107,077 was outstanding at November 30, 1997. The productive capacity of the building is approximately 13,000 square feet, all of which is currently utilized for executive offices, engineering, distribution and administration space.




Item 3.  Legal Proceedings

               None.

Item 4.  Submission of Matters to a Vote of Security Holders

               None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

    The Company's Common Stock previously traded on the National Association of Securities Dealers, Inc. ("NASDAQ") National Market under the symbol "AGVS". The Company's common stock began trading on the OTC Bulletin Board in November, 1995. As of November 30, 1997, 3,453,451 of the Company's 11,000,000 authorized shares of Common Stock were issued and outstanding.

    Trading in the Company's securities commenced on March 28, 1990. The table below indicates quarterly high and low bid and asked information for the years ended November 30, 1997 and 1996, respectively, as provided to the Company by NASDAQ and OTC Bulletin Board. The quotations reflect inter-dealer prices, without dealer mark-up, mark-down, or commission, and may not represent actual transactions.

    The approximate number of holders of record of common stock of the Company as of February 17, 1998 was 175. The Company believes that there are approximately 1,200 owners of beneficial interest of the Company's common stock.


                                                                  Market Price per Share

                                      --------- --------- --------- --------- --------- --------- --------- ---------
                                                       1997                                    1996

                                      --------- --------- --------- --------- --------- --------- --------- ---------
                                            High                 Low                 High                Low
Quarter Ended                           Bid       Ask       Bid       Ask       Bid       Ask       Bid       Ask
------------------------------------- --------- --------- --------- --------- --------- --------- --------- ---------

February 28                            11/16     13/16      9/32     11/32       5/8       7/8       3/8      15/32
May 31                                 13/32     17/32      9/32      3/8      1 1/16    1 5/16     3/8       1/2
August 31                              31/32     1 1/32     5/16      3/8        5/8       7/8      1/4       1/2
November 30                            13/16     15/16      1/4       3/8        5/8      3/4       1/4       3/8
===================================== ========= ========= ========= ========= ========= ========= ========= =========


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

                                     PART IV

Item 13.         Exhibits and Reports on Form 8-K

                 (a)     Exhibits
                 (b)     Reports on Form 8-K



Item 13.         Exhibits and Reports on Form 8-K

Exhibit
No.              Description
     (A) Exhibits:

Exhibit No.                                                    Description

    3.1  (a)*                 Certificate of Incorporation of the Company (incorporated by reference to Exhibit  3.1 to the Company's Form 10-K for the fiscal year ended November 30, 1990 (the 1990 Form
                              10-K).
         (b)*                 Certificate of Amendment dated May 27, 1993 (incorporated by reference to Exhibit 3.1 to the Company from S-1 dated August 27, 1993).
    3.2  *                    Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's 1990
                              Form 10-K).
    4.1  *                    Form of Common Stock certificate (incorporated
                              by reference to Exhibit 4.1 to the Company's
                              Registration Statement (No. 33-32925) on Form S-18
                              (the Form S-18)).
   10.1  (a)*                 Profit Sharing Plan and Trust Agreement dated April 1, 1983, as amended (incorporated by reference to Exhibit 10.1 to the Company's 1990 Form 10-K).
         (b)*                 Nonstandardized Code 401(k) Profit Sharing Plan
                              (incorporated by reference to Exhibit 10.48 to the
                              Company's 1990 Form 10-K).
         (c)*                 Adoption Agreement #004 Nonstandard Code 401(k)
                              Profit Sharing Plan dated October 26, 1992
                              (incorporated by reference to Exhibit 10.1(b) to
                              the Company's Form 10-K for the fiscal year ended
                              November 30, 1992 (the 1992 Form 10-K)).
10.2     (a)*                 Master License Agreement dated December 1, 1987 (the Master License Agreement) between
                              Netzler & Dahlgren and the Company (incorporated by reference to Exhibit 10.2 to the
                              Form S-18).
         (b)*                 Letter Amendment dated March 28, 1990 between the
                              Company and Netzler&Dahlgren, amending the Master
                              License Agreement (incorporated by reference to
                              Exhibit 10.2(b) to the Company's 1990 Form 10-K).
         (c)*                 Amendment to Master License Agreement dated May
                              31, 1990 between the Company and Netzler &
                              Dahlgren, amending the Master License Agreement
                              (incorporated by reference to Exhibit 10.2(c) to
                              the Company's 1990 Form 10-K).
         (d)*                 Agreement dated October 18,1993 between the Company and Apogeum AB regarding
                              Conveyance of Laser Know-How and Rights (incorporated by reference to exhibit 10.2(D)
                              1994 form 10KSB).
         (e)*                 Restated Master License Agreement dated November 30, 1995 between the Company and
                              Netzler and Dahlgren Co. AB  (incorporated by reference to exhibit 10.2(e) 1995 form
                              10KSB).
         (f)*                 Letter dated September 10, 1997 from Netzler and
                              Dahlgren Co. AB to Company pertaining to direct
                              sales to end users as defined by the Master
                              License Agreement (incorporated by reference to
                              Exhibit 1 of the August 31, 1997 Form 10QSB).
10.3     (a)*                 Agreement of Understanding dated January 21, 1990 between the Company, Statec S.A.,
                              Angro et El srl., Valtronic Holdings SA, Valtronic France SA, Mr. Dominique Saulnier,
                              personally and on behalf and for the account of Mrs. C. Saulnier, his wife
                              (incorporated by reference to Exhibit 10.3(a) to the Company's 1990 Form 10-K).
         (b)*                 License Agreement dated April 6, 1987 between Dominique Saulnier and NDC
                              Systems, Inc. (incorporated by reference to Exhibit 10.3(b) to the Form S-18).


Item 13.         Exhibits and Reports on Form 8-K

Exhibit
No.              Description

     (A) Exhibits:

Exhibit No.                                                    Description

10.3     (c )*                Sole Distributorship Agreement dated January 21, 1990 between Statec
                              Technologies, S.A. and NDC Automation, Inc. (incorporated by reference to Exhibit
                              10.3(c) to the Company's 1990 Form 10-K).

          (d)*                 Letter of understanding between the Company and
                               Statec Technologies SA dated February 21, 1996 to
                               reassigning exclusive distribution for North
                               America back to Statec (incorporated by reference
                               to exhibit 10.3(d) 1995 form 10KSB).
          (e)*                 Termination and Release Agreement  between the Company and Statec Technologies, S.A.
                               effective March 1, 1996 (incorporated by  reference to exhibit 2 of the Company's
                               February 29, 1996 10QSB).
          (f)*                 Supplemental Agreement between Statec Technologies SA and NDC Automation, Inc. dated march 17, 1997 ( incorporated by reference to exhibit 1 of the Company's February 28,
                               1997 10QSB)
10.4      (a)*                 Agreement dated June 20, 1989 between the Company and Schabmuller GmbH
                               (incorporated by reference to Exhibit 10.4 to the Form S-18).
          (b)*                 Exclusive Distribution Agreement dated February 9, 1995 between the Company and
                               Schabmuller GmbH (incorporated by reference to exhibit 10.4(b) to the Company's 1994 form 10-KSB).
          (c)                  Distributorship Agreement dated  February 19, 1998 between the Company and
                               Schabmulerr Gmbh .
10.5      (a)*                 Know-How, Firmware and Documentation License Agreement dated November 30,1990 between the Company and Production Machinery Corporation (incorporated by reference to
                               Exhibit 10.8(a) to the Company's Form 10-K for the fiscal year ended November 30,
                               1991 (the 1991 Form 10-K)).
          (b)                  Technology License Agreement dated January 30, 1998 between the Company and Mentor
                               AGVS
10.6      (a)*                 Agreement dated January 1, 1991 between Clark Material Handling Company (a business unit of Clark Equipment Company) and the Company (incorporated by reference to
                               Exhibit 10.16 to the Company's 1990 Form 10-K).
          (b)*                 Development Contract dated April 24, 1991 between the Company and Control Science,
                               Inc. (incorporated by reference to Exhibit 10.16(b) to the Company's 1991 Form 10-K).
10.7      (a)*                 Know-How License Agreement dated May 30, 1984 between Netzler and Dahlgren Company
                               Technologies, Inc. and FMC Corporation, MHS Division (incorporated by reference to
                               Exhibit 10.17(a) to the Form S-18).
          (b)*                 Requirements Supply Agreement dated May 30, 1984 between Netzler and Dahlgren Company
                               Technologies, Inc. and FMC Corporation, MHS Division (incorporated by reference to
                               Exhibit 10.17(b) to the Form S-18).



Item 13.         Exhibits and Reports on Form 8-K

Exhibit
No.              Description

     (A) Exhibits:

Exhibit No.                                                    Description

10.7      (c)*                Software License Agreement dated May 30, 1984 between Netzler and Dahlgren Company
                              Technologies, Inc. and FMC Corporation, MHS Division (incorporated by reference to
                              Exhibit 10.17(c) to the Form S-18).
10.8*                         Employment Contract between Ralph G. Dollander and the Company. (incorporated by reference to exhibit 10.14, 1995 form 10KSB).
10.9      (a)*                NDC Automation, Inc. 1990 Stock Option Plan,
                              as adopted October 10, 1990 (incorporated by
                              reference to Exhibit 10.47(a) to the Company's
                              1990 Form 10-K).
          (b)*                Form of Stock Option Agreement (incorporated by reference to Exhibit 10.47(b) to the Company's 1990 Form 10-K).
10.10     (a)*                Form of Stock Purchase Agreement dated July 1, 1992 between the Company and
                              NDC Technologies International, Ltd. (incorporated by reference to Exhibit 10.50 to the Company's 1992 Form 10-K).
          (b)*                Agreement to purchase corporate stock of NDC Technologies Australia Pty, Ltd. dated
                              November 30, 1995 between the Company and Tommy Hessler. (incorporated by reference to Exhibit 10.18(b) to the Company's 1995 Form 10-KSB).

10.11    (c )*                Guaranty and Pledge Agreement between Tommy Hessler and the Company dated November 30,
                              1995. (incorporated by reference to Exhibit 10.18 (c) to the Company's 1995 Form
                              10-KSB).
         (d)*                 Promissory Note dated November 30, 1995 between the Company and NDC Technology
                              Australia Pty. Ltd. (incorporated by reference to Exhibit 10.18(d) to the Company's
                              1995 Form 10-KSB).
10.12    (a)*                 Promissory Note from the Company to First
                              Citizens Bank & Trust Company (incorporated by
                              reference to Exhibit 10.56 to the Company's 1992
                              Form 10-K).
         (b)*                 North Carolina Note Modification Agreement dated
                              May 16, 1997 between the Company and First
                              Citizens Bank & Trust Company (incorporated by
                              reference to exhibit 1 to the Company's May 31,
                              1997 Form 10QSB).
10.13    (a)*                 Commitment letter dated December 18, 1996 for a revolving line of credit of $1,250,000 to be provided by National Canada Business Corp's to the Company.
         (b)*                 Inventory and accounts receivable loan and
                              security agreement dated February 28, 1997 between
                              the Company and National Bank of Canada and
                              National Canada Business Corp. (incorporated by
                              reference to report on form 8K dated March 11,
                              1997)
10.14    (a)*                 Asset Purchase Agreement dated June 22, 1993 between the Company and
                              AutoNavigator AB (ANAB) (incorporated by reference to Exhibit 10.32 (a) to the
                              Company's August 27, 1993 Form S-1).
         (b)*                 Agreement relating to Patent Licenses and Other
                              Intellectual Property dated June 22, 1993 between
                              the Company and Kalevi Hyyppa, Slipvagen 13 A, 951
                              56 Lulea, Sweden (incorporated by reference to
                              Exhibit 10.32 (b) to the Company's August 27, 1993
                              Form S-1).




Item 13.         Exhibits and Reports on Form 8-K

Exhibit
No.              Description

     (A) Exhibits:

Exhibit No.                                                    Description

10.14      (c)*                Purchase agreement dated November 30, 1995 between the Company and Netzler and
                               Dahlgren Co. AB for NDC Laser AB and all tangible and intangible rights to the techology. (incorporated by reference to exhibit 10.30(c ), 1995 Form 10KSB).
           (d)*                Consent of Kalevi Hyypa (the "inventor") for the
                               sale of NDC laser and related assets between the
                               Company and Netzler & Dahlgren Co. AB dated
                               November 24, 1995. (incorporated by reference to
                               exhibit 10.30(d), 1995 Form 10KSB).
10.15*                         Know-How, Firmware and Documentation License Agreement and Requirements Supply
                               Agreement dated May 21, 1993 between the Company and Pulver Systems, Inc.
                               (incorporated by reference to Exhibit 10.32 to the Company's November 30, 1993 Form
                               10-KSB).
10.16*                         Agreement dated November 30, 1995 between the Company and Netzler and Dahlgren Co. AB for future marketing and support activites (incorporated by reference to exhibit
                               10.37, 1995 Form 10KSB).

10.17*                         Development and Demonstration Agreement dated January 31, 1997 between the Company,
                               Hyster Company and Mentor AGVS, Inc. (incorporated by reference to exhibit 10.18 to the November 30, 1996 10KSB)
10.18                          Agreement for sales representation dated January 30, 1998 between the Company and
                               Thrige Electric.
10.19*                         Copy of  purchase order from HK systems to the Company dated February 20, 1997
                               (incorporated by reference to the February 28, 1997 10QSB)
10.20*                         Strategic Alliance Agreement between the Company and Munck Automation Technology,
                               Inc. dated October 6, 1997 (incorporated by reference to report on Form 8K dated
                               October 16, 1997).
10.21                          Press release dated  February 13, 1998 announcing purchase order from KMH Systems to the Company
11.1                           Computation of Earnings Per Share for November 30, 1997.
13.                            Company's 1997 Annual Report.
23.3                           Consent of McGladrey & Pullen, LLP to the incorporation by reference in this Form 10-KSB.
27.                            Financial Data Schedule.
99.1*                          United States Letters Patent for Optical Navigation System for an Automatic Guided
                               Vehicle, and Method (Patent No. 4,626,132; Date of Patent 08/15/89) (incorporated by reference to Exhibit 28.1 to the Form S-18).
99.2*                          United States Patent for Method and Apparatus for Providing Destination and Vehicle
                               Function Information to an Automatic Guided Vehicle (Patent No. 4,780,817; Date of
                               Patent 10/25/88) (incorporated by reference to Exhibit 28.2 to the Form S-18).
99.3*                          United States Patent and Trademark Office Notice of Recordation of Assignment
                               Document for Automatic Guided Vehicle Traffic Control System and Method
                               (Document Date 02/19/88) (incorporated by reference to Exhibit 28.3 to the Form
                               S-18).


Item 13.         Exhibits and Reports on Form 8-K

Exhibit
No.              Description

     (A) Exhibits:

Exhibit No.                                                    Description
99.4*                        Canadian Letters Patent for Apparatus and Method for Optical Guidance System
                             for Automatic Guided Vehicle (Patent No. 1,236,132; Date of Patent 05/17/88)
                             (incorporated by reference to Exhibit 28.4 to the Form S-18).
99.5*                        United States Letters Patent for Automatically Guided Vehicle Having Steering
                             Mechanism for Enabling Vehicle to Follow Guidance Wire (Patent No. 4,729,449;
                             Date of Patent 03/08/88) (incorporated by reference to Exhibit 28.5 to the Form S-18).
99.6*                        United States Letters Patent for Apparatus and Method for Optical Guidance System for
                             Automatic Guided Vehicle (Patent No. 4,626,995; Date of Patent 12/02/86) (incorporated by reference to Exhibit 28.6 to the Form S-18).
99.7  *                      United States Certificate of Registration of Trademark NDC (No. 1,360,353; Date of
                             Registration 09/17/85) (incorporated by reference to Exhibit 28.7 to the Form S-18).
99.8  *                      United States Certificate of Registration of Trademark SENS-O-GUIDE (No. 1,360,354;
                             Date of Registration 09/17/85) (incorporated by reference to Exhibit 28.8 to the Form S-18).
99.9  *                      Canadian Certificate of Registration Trademark MAGIC POINT (No. 331696; Date
                             of Registration 09/04/87) (incorporated by reference to Exhibit 28.9 to the Form
                             S-18).
99.10*                       United States Certificate of Registration of Trademark MAGIC POINT (No.
                             1,417,335; Date of Registration 11/18/86) (incorporated by reference to Exhibit 28.10 to the Form S-18).
99.11*                       United States Certificate of Registration of Trademark ESCORT (No. 1,468,835;
                             Date of Registration 12/15/87) (incorporated by reference to Exhibit 28.11 to the
                             Form S-18).


* Certain of the exhibits to this Report, indicated by an asterisk, are hereby incorporated by reference to other documents on file with the Commission, with which they are filed in fact, to be a part hereof as of their respective dates.


(B)  Reports on Form 8-K

 1. Resignation of Director, Mr. T. Randolph Whitt (incorporated by reference to report on Form 8K dated September 11, 1997).

 2. Strategic Alliance Agreement between the Company and Munck Automation technology, Inc. dated October 6, 1997 (incorporated by reference to report on Form 8K dated October 16, 1997).

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      NDC AUTOMATION, INC.
                                      Registrant

                                      By: /s/ Ralph Dollander
                                         ---------------------------------------
                                          Ralph G. Dollander
                                          President
                                          Chief Executive Officer, Director


                                       By: /s/ Claude Imbleau
                                           -------------------------------------
                                           Claude Imbleau
                                           Vice President Finance
                                           Chief Financial Officer
Date: February 24,1998                     Chief Accounting Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and date indicated.


                                        By: /s/ Goran Netzler
                                           -------------------------------------
                                            Goran P. R. Netzler
                                            Chairman of the Board of Directors

                                        By: /s/ Ralph Dollander
                                            ------------------------------------
                                            Ralph G. Dollander
                                            President
                                            Chief Executive Officer, Director

                                        By: /s/ Jan Jutander
                                            ------------------------------------
                                            Jan H. L. Jutander
                                            Director


                                        By: /s/ Richard D Schofield
                                            ------------------------------------
                                            Richard D. Schofield
                                            Director


Date: February 24, 1998