Form 10QSB
period 1998-02-28
NDC AUTOMATION INC
filed 1998-04-09
CIK 859621

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                February 28, 1998
-------------------------------------------------------------------------------------


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                                        to
-------------------------------------------------------------------------------------


Commission file number                                    0-18253
-------------------------------------------------------------------------------------

                              NDC Automation, Inc.
--------------------------------------------------------------------------------------

        (Exact name of small business issuer as specified in its charter)

  Delaware                                                             56-1460497
--------------------------------------------------------------------------------------
 (State or other jurisdiction of incorporation or organization)     (I.R.S. Employer
                                                                     Identification No.)


              3101 Latrobe Drive, Charlotte, North Carolina                28211-4849
--------------------------------------------------------------------------------------
                  (Address of principal executive offices)

                                 (704) 362-1115

--------------------------------------------------------------------------------------
                           (Issuer's telephone number)

                                       N/A
--------------------------------------------------------------------------------------
 (Former name, former address, and former fiscal year, if changed since last report)

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

    As of March 14, 1998, there were 3,453,451 shares of common stock outstanding.

    Transitional Small Business Disclosure Format (Check one):
       Yes   ; No X
          ---    ---


                                    I N D E X



                                                                                                          Page

PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

               Condensed Balance Sheets
                  February 28, 1998 (Unaudited) and November 30, 1997                                      3-4

               Condensed  Statements of Operations
                  Three months ended February 28, 1998 and February 28, 1997
(Unaudited)                                                                                                5

               Condensed  Statements of Cash Flows
                  Three months ended February 28, 1998 and February 28, 1997

(Unaudited)                                                                                                6

               Notes to Condensed Financial Statements                                                     7-9

  Item 2. Management's Discussion and Analysis of Financial                                                10-14
             Condition and Results of Operations

PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                                                                15

  Item 2. Changes in Securities                                                                            15
  Item 3. Defaults Upon Senior Securities                                                                  15

  Item 4. Submission of Matters to a Vote of Security Holders                                              15

  Item 5. Other Information                                                                                15

  Item 6. Exhibits and Reports on Form 8-K                                                                 15

             (a)  Exhibits -- Press Releases and other Exhibits

             (b)  Reports on Form 8-K


SIGNATURES                                                                                                 16

                          PART I. FINANCIAL INFORMATION



Item 1. Financial Statements
                              NDC AUTOMATION, INC.

                            CONDENSED BALANCE SHEETS

                                                                           February 28,      November 30,
                                                                               1998              1997
                                                                            (Unaudited)
------------------------------------------------------------------------------------------------------------------

      ASSETS (Note 4)

CURRENT ASSETS
     Cash and cash equivalents                                                    $ 36,480         $ 72,368
     Accounts receivable, net                                                      677,355          670,489
     Inventories                                                                   766,776          813,865
     Costs and estimated earnings in excess of
            billings on uncompleted contracts                                       23,406           23,406
     Prepaid expenses and other assets                                              62,621           47,826

------------------------------------------------------------------------------------------------------------------
             Total current assets                                              $ 1,566,638      $ 1,627,954
------------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT
      Land                                                                       $ 300,000        $ 300,000
      Building and improvements                                                  1,126,623        1,126,623
      Furniture, fixtures and office equipment,                                    152,609          152,016
      Machinery and equipment                                                       76,814           76,814
------------------------------------------------------------------------------------------------------------------
                                                                               $ 1,656,046      $ 1,655,453
------------------------------------------------------------------------------------------------------------------


       Less accumulated depreciation                                               547,142          526,076
------------------------------------------------------------------------------------------------------------------
                                                                               $ 1,108,904      $ 1,129,377
------------------------------------------------------------------------------------------------------------------
==================================================================================================================
                                                                               $ 2,675,542      $ 2,757,331
==================================================================================================================

Note: The Condensed Balance sheet at November 30, 1997 has been taken from the
           Audited Financial Statements at that date.

See Notes to Condensed Financial Statements




                                                                           February 28,      November 30,
                                                                               1998              1997
                                                                            (Unaudited)
------------------------------------------------------------------------------------------------------------------


      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Note payable, bank                                                          $ 402,566        $ 427,634
     Current maturities of long- term debt (Note 4)                                 66,792           65,022
     Accounts payable and accrued expenses;
             including affiliates $323,697 at 1998
             and $307,815 at 1997                                                  538,088          535,201
     Billings in excess of costs and estimated
              earnings on uncompleted contracts                                    164,353           29,838
------------------------------------------------------------------------------------------------------------------
             Total current liabilities                                         $ 1,171,799      $ 1,057,695
------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT (Note 4 )                                                       $ 1,024,933      $ 1,042,055
------------------------------------------------------------------------------------------------------------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
       Preferred stock, par value $.01 per share
             authorized 1,000,000 shares; no shares issued                             $ -              $ -
       Common stock, par value $.01 per share;
                11,000,000 shares authorized
                at 1998 and 1997; 3,453,451 shares
               were issued at 1998 and 1997, respectively                           34,534           34,534
       Additional paid-in capital                                                4,211,566        4,211,566
       Accumulated deficit                                                      (3,767,290)      (3,588,519)

------------------------------------------------------------------------------------------------------------------
                                                                                 $ 478,810        $ 657,581

==================================================================================================================
                                                                               $ 2,675,542      $ 2,757,331
==================================================================================================================



                              NDC AUTOMATION, INC.


                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                   Three Months Ended
                                                                             February 28,      February 28,
                                                                                 1998              1997
---------------------------------------------------------------------------------------------------------------

Net revenues                                                                       $ 745,895         $ 991,953
Cost of goods sold                                                                   433,905           593,832
---------------------------------------------------------------------------------------------------------------
    Gross profit                                                                   $ 311,990         $ 398,121
---------------------------------------------------------------------------------------------------------------

Operating expenses:
      Selling                                                                      $ 165,749         $ 153,500
      General and administrative                                                     260,416           377,676
---------------------------------------------------------------------------------------------------------------
                                                                                   $ 426,165         $ 531,176
---------------------------------------------------------------------------------------------------------------
            Operating  loss                                                       $ (114,175)       $ (133,055)
---------------------------------------------------------------------------------------------------------------

Net interest income (expense):
      Interest income                                                              $       -         $       -
      Interest expense                                                               (64,596)          (63,657)
---------------------------------------------------------------------------------------------------------------
                                                                                   $ (64,596)        $ (63,657)
---------------------------------------------------------------------------------------------------------------

Loss before income taxes                                                          $ (178,771)       $ (196,712)

Federal and state income taxes  (Note 2)                                                   -                 -
---------------------------------------------------------------------------------------------------------------
           Net loss                                                               $ (178,771)       $ (196,712)
===============================================================================================================

Weighted average number of common
     shares outstanding                                                            3,453,451         3,453,451
---------------------------------------------------------------------------------------------------------------

Loss per common share - basic (Note 3)                                                  $ (0.05)          $ (0.06)
Loss per common share - diluted (Note 3)                                                $ (0.05)          $ (0.06)

===============================================================================================================

Dividends per common share                                                               $ -               $ -
===============================================================================================================

See Notes to Condensed Financial Statements

                              NDC AUTOMATION, INC.


                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Three Months Ended
                                                                                       February 28,    February 28,
                                                                                           1998            1997
---------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN)
     OPERATING  ACTIVITIES                                                                  $  (5,350)     $ 351,107
---------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from the sale of property and equipment                                      $      -       $   5,035
      Purchase of property and equipment                                                         (594)        (2,121)
---------------------------------------------------------------------------------------------------------------------
             NET CASH PROVIDED BY ( USED IN)
                INVESTING ACTIVITIES                                                        $    (594)     $   2,914
---------------------------------------------------------------------------------------------------------------------

CASH FLOW FROM FINANCING ACTIVITIES
        Payments on credit  agreement                                                       $ (25,068)     $(484,469)
        Principal payments on long-term borrowings                                            (15,352)       (16,450)
---------------------------------------------------------------------------------------------------------------------
             NET CASH USED IN
                  FINANCING ACTIVITIES                                                      $ (40,420)    $ (500,919)
---------------------------------------------------------------------------------------------------------------------
       Effect of foreign currency exchage rates changes
          on cash and cash equivalents                                                       $ 10,476       $ 10,986
---------------------------------------------------------------------------------------------------------------------
      Decrease in cash and cash equivalents                                                 $ (35,888)    $ (135,912)

      Cash and cash equivalents:

           Beginning                                                                           72,368        399,501
---------------------------------------------------------------------------------------------------------------------
           Ending                                                                            $ 36,480      $ 263,589
=====================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Cash payments  for :
           Interest                                                                          $ 52,653       $ 71,499

=====================================================================================================================

See Notes to the Condensed Financial Statements

                              NDC AUTOMATION, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 1.


The unaudited internal condensed financial statements and related notes have been prepared by NDC Automation, Inc. (the "Company"), without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at February 28, 1998, and for all periods presented, have been made.


Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended November 30, 1997. The results of operations for the three months ended February 28, 1998 are not necessarily indicative of the operating results for the full year.



Note 2. Income Taxes


The Company did not recognize any income tax benefits in 1997 and 1998 for its current losses as all prior taxes were recognized in the previous financial statements and utilization of operating loss carryforwards in the future are not assured to be realized.

Note 3. Loss per common share:

The Company adopted SFAS No. 128, Earnings per share, in 1998. The Statement establishes new standards for computing and presenting earnings (loss) per share, and requires a dual presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per share exclude dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised. Earnings (loss) per share presentations for all prior years have been restated to reflect the adoption of SFAS No. 128.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS



   Note 4.  Pledged Assets, Note Payable, Bank and Long-Term Debt

The Company has the following note payable to a Bank at February 28, 1998:


The Loan Agreement allows the Company to borrow up to $1,250,000 and bears interest at the lender's prime rate plus 1.50% per annum for the first $450,000 outstanding and prime plus 2.75% per annum for amounts in excess of $450,000.
The Company's loan outstanding shall not exceed the lesser of (a) U.S.
$1,250,000 or (b) 80% of qualified accounts receivable plus 50% of all Eligible
Inventory (as defined in the loan agreement) with a $400,000 cap on loans based on Eligible Inventory. The loan agreement is further secured by 1) an Inventory
Repurchase Agreement and 2) a $450,000 irrevocable letter of credit issued by a swedish bank. Netzler & Dahlgren Co. AB (NDCab) is obligated to repay the letter of credit bank any funds it disburses under the letter of credit. The Company is ultimately responsible to repay to NDCab for any amounts it pays in reimbursing the letter of credit bank . The Repurchase Agreement guarantees that NDCab will repurchase on certain conditions up to $400,000 worth of inventory, thereby providing funds to pay lender should the Company be in default on its loan obligations. The termination date of the Loan Agreement is
September 30, 1998 or upon demand by the lender. (1)(2)                                                  $     402,566
================================================================================== ================ =================

Long-term debt consists of the following at February 28, 1998:

Mortgage note payable to a bank, based on a 9.5% fixed rate. Original principal balance to be repaid in twenty-three (23) consecutive monthly principal and interest payments of $13,912, with one final payment of approximately $1,007,403 due on May 16, 1999 (3). The note is collaterized by the Company's land and building with a carrying value of $1,009,916 The loan also contains certain financial covenants to which the Company must adhere. As of February 28, 1998, the Company obtained waivers for certain
financial covenants as specified by the Mortgage note agreement.                                         $ 1,091,726


Less current maturities:                                                                                      66,792
---------------------------------------------------------------------------------- ---------------- -----------------
                                                                                                         $ 1,024,934
================================================================================== ================ =================

(1) The prime rate at February 28, 1998 was 8.50%
(2) The line of credit is secured by a first priority security interest in the Company's accounts receivable, inventory, software and intangibles.

Maturities of long-term debt at February 28, 1998 are as follows:

Year Ending
February 28
------------------- ---------------------------------------------------------------------------------- -----------------

       1999                                                                                              $       66,792
       2000                                                                                              $    1,024,934

=================== ================================================================================== =================
                                                                                                         $    1,091,726
=================== ================================================================================== =================

                     NOTES TO CONDENSED FINANCIAL STATEMENTS



Note 5.  Continued operations

The Company has suffered a significant loss from operations in 1997. Should such losses continue its total liabilities will exceed its total assets. This raises substantial doubt about the Company's ability to continue as a going concern.

Management has made plans in regards to these matters to develop an operating plan that will increase revenues and minimize losses. This plan includes a reorganization of present resources to support the following :

  o  Establish and develop strategic alliances with selected customers
  o  Pursue AGV system business in selected market niches
  o  Grow the distribution business by adding new supplementary products
  o  Develop a strong market position in the industrial truck market
  o  Expand the aftermarket sales business

The Company is also pursuing raising additional equity to assist in reaching its goals.

Although the Company believes that its strategic plans will permit it to meet its 1998 working capital needs, there can be no assurance that the Company can successfully meet the objectives of such plans.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the financial statements (including the notes thereto) presented elsewhere herein.

Overview

     The Company derives virtually all of its revenues from the sale of hardware, software and engineering services in connection with projects incorporating its Automated Guided Vehicle (AGV) control technology. Prior to 1996 the Company was also actively involved in the sale of Radio Frequency Identification (RFID) products. In years prior to 1995 the Company's net revenues from AGV systems, vehicles and technology were derived primarily from sales to customers serving two industries -- textiles and newspaper publishing. Net revenues since 1995 however have been less concentrated in these industries. The Company's results of operations can be expected to continue to depend substantially upon the capital expenditure levels in those industries and in other industries that it may enter. During 1996 and for the first three quarters of 1997, the Company refocused its sales efforts to existing original equipment manufacturers (OEMs) and system integrators in the AGV systems industry. Such OEMs and system integrators have historically sold products to end users to whom the Company occasionally had direct sales. The Company reduced its sales effort to such end users to avoid competing with its intended OEM customers. In September of 1997, the Company began to pursue AGV system sales directly to end users in selected market niches to supplement revenues obtained from OEMs and system integrators.

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

     Revenues from standard item sales are recognized upon shipment, while revenues from project sales are recognized under the "percentage of completion" method. Under this method, with respect to any particular customer contract, revenues are recognized as costs are incurred relative to each major component of the project. Although the percentage of completion method will ordinarily smooth out over time the net revenue and profitability effects of large projects, such method nevertheless subjects the Company's results of operations to substantial fluctuations dependent upon the progress of work on project components. Such components can differ markedly from one another in amount and in gross profit margin.

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

     Strategy diversification: At this time the Company believes it must convert several OEM and system integrators away from their own in-house AGV technology to the Company's technology to increase its present market share. Such technology conversion, if they take place at all, can take one to several years to complete. Such customers must also replace in volume and margin what the Company could otherwise obtain selling direct to end users. The Company's strategy of not selling directly to end users contributed to the losses incurred by the Company during 1997. The Company changed its sales approach and began soliciting its products directly to end users during the fourth quarter of 1997 to ensure that its technology is available to such end users. The Company will not sell directly to end users in situations in which a qualified OEM or OEMs are specifying NDC controls in their system solution to the potential end users. There can be no assurances that such a strategy will be successful in the short or long term.

        Distribution of products and technology: The Company also intends to pursue other related products lines that can be distributed to its targeted customers to supplement its existing AGV business. This should allow the Company to grow, while making the Company less dependent on its present product line. There can be no assurance, however that this strategy will meet management's objectives for growth.


      Forward-looking statements: This report (including information included or incorporated by reference herein) contains certain forward-looking statements with respect to the financial condition, results of operation, plans, objectives, future performance and business of the Company.

      These forward-looking statements involve certain risk and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities:

a) Revenues from end user systems sales and new OEMs may be lower than expected, or sales by Munck Automation may be substantially lower than the target of $9,400,000 over the initial three years of the agreement.
b) New product lines from Thrige and Netzler and Dahlgren (Teach-in) may not be well received in the North American industrial truck market, thereby restricting growth opportunities for the Company.
c) The Company's existing bank relationships may not be extended which would cause the Company to default on its current obligations.
d) The Company might be unable to raise the additional working capital needed to finance the current business strategy which may have a serious impact on the Company's ability to sell its current and future products, as well as satisfy existing banking relationships.
e) General economic or business conditions, either nationally or in the markets in which the Company is doing business, may be less favorable than expected resulting in, among other things, a deterioration of market share or reduced demand for its products.

    RESULTS OF OPERATIONS

    The table below shows (a) the relationship of income and expenses relative to net revenues, and (b) the change between the comparable prior period and current period. This table should be read in the context of the Company's condensed statements of operations presented elsewhere herein.




                                                                                                    Percentage of Change
                                                                                                 Period To Period Increase
                                                        Percentage of Net Revenues                       (Decrease)
------------------------------------------- -- ---------------------------------------------- ---------------------------------

                                                                                                     Three Months Ended
                                                        For the Three Months Ended                   February 28, 1997
                                                     February 28, 1998      February 28,1997         to February 28,1998
                                                              %                    %                         %
------------------------------------------- -- ---------------------------------------------- ---------------------------------
Net revenues                                                100.0              100.0                                    (24.8)

Cost of goods sold                                           58.2               59.9                                    (26.9)

--------------------------------------------------- -------------- ------------------ -----------------------------------------

Gross profit                                                 41.8               40.1                                    (21.6)
--------------------------------------------------- -------------- ------------------ -----------------------------------------

Operating expenses:
   Selling                                                   22.2               15.5                                      8.0

  General and administrative                                 34.9               38.0                                    (31.0)

--------------------------------------------------- -------------- ------------------ -----------------------------------------
                                                             57.1               53.5                                    (19.8)
--------------------------------------------------- -------------- ------------------ -----------------------------------------
Operating loss                                              (15.3)             (13.4)                                    (14.2)

Net interest expense                                          8.7                6.4
                                                                                                                           1.5
--------------------------------------------------- -------------- ------------------ -----------------------------------------

Loss before income taxes                                   (24.0)              (19.8)
                                                                                                                          (9.1)

Income taxes                                                                                                                 -
                                                                -                  -
--------------------------------------------------- -------------- ------------------ -----------------------------------------

Net loss                                                   (24.0)              (19.8)                                     (9.1)

=================================================== ============== ================== =========================================


Quarter ended February 28, 1998 Compared to the Quarter Ended February 28, 1997

Net revenues decreased by $246,058, or 24.8% from $991,953 in the earlier period to $745,895 in the latter period. The low opening backlog at November 30, 1997 contributed to the lower revenues in 1998 compared to 1997.

Cost of goods sold decreased from $593,832 to $433,905, or 26.9% as a percentage of net revenues, cost of goods sold decreased from 59.9% to 58.2% . Gross profit decreased by $86,131, or 21.6% from $398,121 to $311,990 due to lower revenues in 1998 compared to the prior year. Gross profit as a percentage of revenues increased from 40.1% to 41.8%.

Selling expenses increased from $153,500 to $165,749, or 8.0% primarily due to increased travel sales expenses as well increased personnel cost. The Company will be representing its products in April 1998 at the North American Material Handling Show and Forum; the expenses related to the show will increase selling expenses for the second quarter of 1998 compared to the first quarter of 1997. General and administrative expenses decreased from $377,676 to $260,416, or 31.0% due to lower personnel , equipment leases, and depreciation cost compared to the prior year . As a percentage of net revenues, general and administrative expenses decreased from 38.0% to 34.9%.

Primarily as a result of the foregoing, operating loss decreased by $18,880 from $133,055 in 1997 to an operating loss of $114,175 in 1998.

The net interest expense increased from $63,657 to $64,596.

The Company did not recognize any tax benefits in 1997and 1998 for its current loss as all prior taxes were recognized in the previous financial statements and utilization of operating loss carryforwards in the future are not assured to be realized.

Primarily due to lower revenues in 1998 as described above the Company incurred a net loss of $178,771 in 1998 compared to net loss of $196,712 in 1997.

Backlog. Backlog consists of all amounts contracted to be paid by customers but not yet recognized as net revenues by the Company. At February 28, 1998, the Company had a backlog of approximately $1,100,000 compared to approximately $1,100,000 one year earlier.

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

During the three months ended February 28, 1998 net cash used in operating activities was $5,350.

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

The lender, at its discretion, may demand payment upon written notice to the Company. The maturity date of the Agreement was April 1, 1998 and has been extended to September 30, 1998, or upon demand by the Bank. The extension is conditional upon NDCab renewing a $450,000 irrevocable Letter of Credit before May 1, 1998 .

During May 1997, the mortgage loan maturity date was extended from February 10, 1998 to May 16, 1999. The interest rate on the note was increased to 9.5% from 7.75% . The combined principle and interest monthly payment was changed to $13,912 compared to $13,057 per the prior agreement.

As of April 1998, the Company has been delaying payments of approximately $300,000 to its affiliate Netzler and Dahlgren so not to exceed current borrowing maximums from the lender. Such deficiency in the cash flow may possibly worsen if the Company does not generate enough new business. There can be no assurance that such deferred payments will continue to be acceptable to Netzler and Dahlgren. The Company is exploring the possibility of raising additional equity capital or subordinated debt in order to improve its financial position. There can be no assurance that the Company will be successful in raising additional capital or subordinated debt to improve its financial position. The Company's ability to continue as a going concern would be adversely affected if such equity and/or debt financing was not obtained in the near future.

PART II.  OTHER INFORMATION


Item 1. Legal Proceedings

          None.


Item 2. Changes in Securities

             None.

Item 3. Defaults Upon Senior Securities

             None.

Item 4. Submission of Matters to a Vote of Security Holders

             None.

Item 5. Other Information
             None.


Item 6. Exhibits and Reports on Form 8-K

    (a)   Exhibits -

        None

        Press Releases:
             .
        None

    (b)  Reports on Form 8-K

        None

                                   SIGNATURES





In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                     NDC AUTOMATION, INC.
                                            (Registrant)






                                     BY: /s/ Ralph Dollander
                                         -----------------------
                                         Ralph Dollander
                                         President
                                         (Chief Executive Officer)




                                     BY: /s/ Claude Imbleau
                                         ----------------------
                                         Claude Imbleau
                                         VP - Finance & Administration
                                         (Chief Financial Officer)

Date: April 9, 1998

                                  EXHIBIT INDEX



The following documents are included in this Form 10-QSB as an Exhibit:


                   Designation Number
                   Under Item 601 of
Exhibit Number     Regulation S-K                                                                     Page
                                         Exhibit Description                                          Number
------------------ --------------------- ------------------------------------------------------------ -----------


(A) Exhibits:


1.                          27           Financial schedule                                               18




------------------