Form 10QSB
period 1998-05-31
NDC AUTOMATION INC
filed 1998-07-10
CIK 859621

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                May 31, 1998


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________________ to __________________________

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

    As  of  June  15,  1998,   there  were  3,453,451  shares  of  common  stock
outstanding.

    Transitional Small Business Disclosure Format (Check one):
       Yes___; No X

                                    I N D E X

                                                                                     Page
                                                                                     ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

             Condensed  Balance Sheets
               May 31, 1998 (Unaudited) and November 30, 1997                         3 - 4

             Condensed  Statements of Operations
               Three and Six months ended May 31, 1998 and May 31, 1997
               (Unaudited)                                                                5

             Condensed  Statements  of Cash Flows Six months  ended May 31, 1998
               and May 31, 1997 (Unaudited)                                               6

             Notes to Condensed  Financial Statements                                 7 - 9

  Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                    10-14

PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                                              15

  Item 2. Changes in Securities                                                          15

  Item 3. Defaults Upon Senior Securities                                                15

  Item 4. Submission of Matters to a Vote of Security Holders                            15

  Item 5. Other Information                                                              15

  Item 6. Exhibits and Reports on Form 8-K                                               15

             (a)  Exhibits -- Press Releases and other Exhibits                          15
             (b)  Reports on Form 8-K                                                    15

SIGNATURES                                                                               16

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
                              NDC AUTOMATION, INC.

                            CONDENSED BALANCE SHEETS

                                                 May 31,            November 30,
                                                  1998                  1997
                                               (Unaudited)
-------------------------------------------------------------------------------

      ASSETS (Note 4)

CURRENT ASSETS
     Cash and cash equivalents                   $ 108,242            $ 72,368
     Accounts receivables, net                     490,244             670,489
     Inventories                                   743,370             813,865
     Costs and estimated earnings in excess of
            billings on uncompleted contracts       49,926              23,406
     Prepaid expenses and other assets              56,809              47,826

-------------------------------------------------------------------------------
             Total current assets              $ 1,448,591         $ 1,627,954
-------------------------------------------------------------------------------


PROPERTY AND EQUIPMENT
      Land                                       $ 300,000           $ 300,000
      Building and improvements                  1,126,623           1,126,623
      Furniture, fixtures and office equipment,    155,507             152,016
      Machinery and equipment                       76,814              76,814
-------------------------------------------------------------------------------
                                               $ 1,658,944         $ 1,655,453


       Less accumulated depreciation               567,783             526,076
-------------------------------------------------------------------------------
                                               $ 1,091,161         $ 1,129,377
-------------------------------------------------------------------------------
                                               $ 2,539,752         $ 2,757,331
===============================================================================

Note: The Condensed Balance sheet at November 30, 1997 has been taken from the Audited Financial Statements at that date.

See Notes to Condensed Financial Statements

                                                            May 31,         November 30,
                                                              1998             1997
                                                          (Unaudited)
-------------------------------------------------------------------------------------------
      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Note payable, bank                                   $   565,887      $   427,634
     Current maturities of long- term debt (Note 4)         1,075,145           65,022
     Accounts payable and accrued expenses;
             including affiliates $395,370 at 1998
             and $307,815 at 1997                             627,835          535,201
     Billings in excess of costs and estimated
              earnings on uncompleted contracts                10,184           29,838
-------------------------------------------------------------------------------------------
             Total current liabilities                    $ 2,279,051      $ 1,057,695
-------------------------------------------------------------------------------------------
LONG-TERM DEBT (Note 4 )                                  $         -      $ 1,042,055
-------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
       Preferred stock, par value $.01 per share
          authorized 1,000,000 shares; no shares issued   $         -      $        -
       Common stock, par value $.01 per share;
             11,000,000 shares authorized
             at 1998 and 1997; 3,453,451 shares
            Issued at 1998 and 1997                            34,534           34,534
       Additional paid-in capital                           4,211,566        4,211,566
       Accumulated deficit                                 (3,985,399)      (3,588,519)

-------------------------------------------------------------------------------------------
                                                          $   260,701      $ 657,581
-------------------------------------------------------------------------------------------
                                                          $ 2,539,752      $ 2,757,331
===========================================================================================

                              NDC AUTOMATION, INC.


                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Three Months Ended               Six Months Ended
                                                          May 31,          May 31,        May 31,           May 31,
                                                            1998            1997           1998              1997
---------------------------------------------------------------------------------------------------------------------
Net revenues                                            $  895,302    $ 1,219,782      $ 1,641,197       $ 2,211,735
Cost of goods sold                                         538,680        749,706          972,585         1,343,538
---------------------------------------------------------------------------------------------------------------------
    Gross profit                                        $  356,622    $   470,076      $   668,612       $   868,197
---------------------------------------------------------------------------------------------------------------------
Operating expenses:
      Selling                                           $  191,104    $  194,043       $   356,853       $   347,543
      General and administrative                           303,519        398,111          563,935           775,787
---------------------------------------------------------------------------------------------------------------------
                                                        $  494,623    $   592,154      $   920,788       $ 1,123,330
---------------------------------------------------------------------------------------------------------------------
            Operating  loss                             $ (138,001)   $  (122,078)     $   (252,176)     $  (255,133)
---------------------------------------------------------------------------------------------------------------------
Net interest expense                                       (80,108)       (37,151)        (144,704)         (100,808)
---------------------------------------------------------------------------------------------------------------------

Loss before income taxes                                $ (218,109)   $  (159,229)     $   (396,880)     $  (355,941)

Federal and state income taxes  (Note 2)                         -              -                -                 -
---------------------------------------------------------------------------------------------------------------------
           Net loss                                     $ (218,109)   $  (159,229)     $   (396,880)     $  (355,941)
=====================================================================================================================
Weighted average number of common
     shares outstanding                                  3,453,451      3,453,451        3,453,451         3,453,451
---------------------------------------------------------------------------------------------------------------------
Loss per common share - basic (Note 3)                  $    (0.06)   $     (0.05)     $      (0.11)     $     (0.10)
Loss per common share - diluted (Note 3)                $    (0.06)   $     (0.05)     $      (0.11)     $     (0.10)

=====================================================================================================================
Dividends per common share                              $        -    $         -      $            -    $         -
=====================================================================================================================

See Notes to the Condensed Financial Statements

                              NDC AUTOMATION, INC.


                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Six Months Ended
                                                                    May 31,      May 31,
                                                                     1998         1997
-----------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
     OPERATING  ACTIVITIES                                        $ (66,956)   $  164,421
-----------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from sale of property and equipment                $       -    $    5,035
      Purchase of property and equipment                             (3,491)       (3,527)
-----------------------------------------------------------------------------------------
             NET CASH PROVIDED BY (USED IN)
                  INVESTING ACTIVITIES                            $  (3,491)   $    1,508
-----------------------------------------------------------------------------------------
CASH FLOW FROM FINANCING ACTIVITIES
        Net borrowings (payments) on revolving credit  agreement  $ 138,253    $ (389,822)
        Principal payments on long-term borrowings                  (31,932)      (33,979)
-----------------------------------------------------------------------------------------
             NET CASH PROVIDED BY (USED IN)
                  FINANCING ACTIVITIES                            $ 106,321    $ (423,801)
-----------------------------------------------------------------------------------------
       Effect of foreign currency exchage rates changes
          on cash and cash equivalents                            $       -    $    3,916
-----------------------------------------------------------------------------------------
       Increase (decrease) in cash and cash equivalents           $  35,874    $ (253,956)

      Cash and cash equivalents:

           Beginning                                                 72,368       399,501
-----------------------------------------------------------------------------------------
           Ending                                                 $ 108,242    $  145,545
=========================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Cash payments for:
           Interest                                               $ 132,822    $  113,620
           Income taxes                                           $       -    $        -
=========================================================================================

See Notes to the Condensed  Financial Statements

                              NDC AUTOMATION, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.

The unaudited internal condensed financial statements and related notes have been prepared by NDC Automation, Inc. (the "Company"), without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at May 31, 1998, and for all periods presented, have been made.


Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended November 30, 1997. The results of operations for the six months ended May 31, 1998 are not necessarily indicative of the operating results for the full year.



Note 2. Income Taxes


The Company did not recognize any tax benefits in 1998 for its current loss as all prior taxes were recognized in the previous financial statements and utilization of operating loss carryforwards in the future are not assured to be realized.



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

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


   Note 4.  Pledged Assets, Note Payable, Bank and Long-Term Debt

The Company has the following note payable to a Bank at May 31, 1998:

The Loan  Agreement  allows  the  Company to borrow up to  $1,250,000  and bears interest at the lender's  prime rate plus 1.50% per annum for the first $450,000 outstanding  and prime plus 2.75% per annum for  amounts in excess of  $450,000.
The  Company's  loan  outstanding  shall  not  exceed  the  lesser  of (a)  U.S.
$1,250,000 or (b) 80% of qualified accounts  receivable plus 50% of all Eligible
Inventory (as defined in the loan  agreement) with a $400,000 cap on loans based on Eligible Inventory.  The loan agreement is further secured by 1) an Inventory
Repurchase  Agreement and 2) a $450,000 irrevocable letter of credit issued by a
Swedish bank. Netzler & Dahlgren Co. AB (NDCab) is obligated to repay the letter of credit bank any funds it disburses under the letter of credit. The Company is ultimately  responsible to repay to NDCab for any amounts it pays in reimbursing the letter of credit bank . The Repurchase  Agreement guarantees that NDCab will repurchase  on certain  conditions up to $400,000  worth of  inventory,  thereby providing  funds to pay  lender  should  the  Company  be in default on its loan obligations. The termination date of the Loan Agreement is
September 30, 1998 or upon demand by the lender. (1)(2)                             $       565,887
================================================================================== ================

Long-term debt consists of the following at May 31, 1998:

Mortgage note payable to a bank, based on a 9.5% fixed rate. Original principal balance to be repaid in twenty-three (23) consecutive monthly principal and interest payments of $13,912, with one final payment of approximately $1,007,403 due on May 16, 1999 . The note is collaterized by the Company's land and building with a carrying value of $999,588 The loan also contains certain financial covenants to which the Company must adhere. As of May 31, 1998, the Company obtained waivers for certain financial covenants as specified by the Mortgage note agreement.

                                                                                      $   1,075,145


Less current maturities:                                                                  1,075,145
---------------------------------------------------------------------------------- ----------------
                                                                                      $           -
================================================================================== ================

(1) The prime rate at May 31, 1998 was 8.50%
(2) The line of credit is secured by a first priority security interest in the Company's accounts receivable, inventory, software and intangibles.

Maturities of long-term debt at May 31, 1998 are as follows:

   Year Ending
     May 31,
------------------- -------------------------------------------------------------- ----------------
       1999                                                                         $     1,075,145
       2000                                                                                       -
------------------- -------------------------------------------------------------- ----------------
                                                                                    $      1075,145
=================== ============================================================== ================

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 5.  Continued operations

The Company has suffered a significant loss from operations in 1997 and 1998. Should such losses continue its total liabilities will exceed its total assets. This raises substantial doubt about the Company's ability to continue as a going concern.

Management has made plans in regards to these matters to develop an operating plan that will increase revenues and minimize losses. This plan includes a reorganization of present resources and reductions of fixed expenses to support the following :

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

Overview

     The Company derives virtually all of its revenues from the sale of hardware, software and engineering services in connection with projects incorporating its Automated Guided Vehicle (AGV) control technology. In years prior the Company's net revenues from AGV systems, vehicles and technology were derived primarily from sales to customers serving two industries -- textiles and newspaper publishing. Net revenues since 1995 however have been derived from other industries, e.g. automotive, CD manufacturing, food. The Company's results of operations can be expected to continue to depend substantially upon the capital expenditure levels in those industries and in other industries that it may enter. During 1996 and for the first three quarters of 1997, the Company refocused its sales efforts to existing original equipment manufacturers (OEMs) and system integrators in the AGV systems industry. Such OEMs and system integrators have historically sold products to end users to whom the Company occasionally had direct sales. The Company reduced its sales effort to such end users to avoid competing with its intended OEM customers. In September of 1997, the Company began to pursue AGV system sales directly to end users in selected market niches to supplement revenues obtained from OEMs and system integrators.

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

     Strategy diversification: The Company will have to convert several OEM and system integrators away from their own in-house AGV technology to the Company's technology to increase its present market share. Such technology conversions, if they take place at all, can take one to several years to complete. Such customers must also replace in volume and margin what the Company could otherwise obtain selling direct to end users. The Company's strategy of not selling directly to end users contributed to the losses incurred by the Company during 1997. The Company changed its sales approach and began soliciting its products directly to end users during the fourth quarter of 1997 to ensure that its technology is available to such end users. The Company will not be selling directly to end users in situations in which a qualified OEM or OEMs are specifying NDC controls in their system solution to the potential end users. There can be no assurances that such a strategy will be successful in the short or long term.

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

RESULTS OF OPERATIONS

         The table below shows (a) the relationship of income and expense items relative to net revenues, and (b) the change between the comparable prior period and current period, for the three-month and six-month periods ended May 31, 1998 and 1997, respectively. This table should be read in the context of the Company's condensed statements of income presented elsewhere herein:


                                                                                                Percentage of Change
                                                                                                  Period to Period
                                                    Percentage of Net Revenues                    Increase(Decrease)
--------------------------------- ------------------------------------------------------------------------------------
                                                                                               Three         Six
                                             Three Months                 Six Months          Months        Months
                                                Ended                       Ended              Ended        Ended
                                                                                              May 31,      May 31,
                                        May 31,       May 31,       May 31,       May 31,     1997 to      1997 to
                                         1998          1997          1998          1997        1998         1998
                                           %             %             %             %             %             %
--------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
Net Revenues                             100.0         100.0         100.0         100.0        (26.6)        (25.8)
Cost of Goods Sold                        60.2          61.5          59.3          60.7        (28.2)        (27.6)
--------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
Gross Profit                              39.8          38.5          40.7          39.3        (24.1)        (23.0)
--------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
Operating expenses:
Selling                                   21.4          15.9          21.7          15.7         (1.5)           2.7
General and administrative                33.9          32.6          34.4          35.1        (23.8)        (27.3)
--------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
                                          55.3          48.5          56.1          50.8        (16.5)        (18.0)
--------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
Operating income (loss)                 (15.5)        (10.0)        (15.4)        (11.5)          13.0         (1.2)

Net interest expense:                    (8.9)         (3.0)         (8.8)         (4.6)         115.6          43.5
--------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
Loss before income taxes                (24.4)        (13.0)        (24.2)        (16.1)          37.0          11.5

Federal and state income taxes
(benefit)                                    -             -                           -             -             -
---------                         ------------   ----------- -------------  ------------   -----------  ------------

Net Loss                                (24.4)        (13.0)        (24.2)        (16.1)          37.0          11.5
================================= ============= ============= ============= ============= ============= =============

Quarter ended May 31, 1998 Compared to the Quarter Ended May 31, 1997

Net revenues decreased by $324,480 or 26.6% from $1,219,782 in the earlier period to $895,302 in the latter period. The Company experienced lower revenues during the quarter from OEM customers, system suppliers, and turnkey systems for its AGV products compared to the prior year. The Company has not yet received or recognized any significant revenues from its Strategic Alliance with Munck Automation and presently does not expect its revenues to increase significantly in the near future. In addition, revenues from the Motor In Wheel Drive product line were approximately $100,000 lower compared to the prior year. The Company will be focusing in the short term on niche market AGV turnkey system bookings and revenues to offset the declining OEM revenues for the current year. There can be no assurance that the Company will be successful in obtaining such sales.

Cost of goods sold decreased from $749,706 to $538,680 or 28.2% due primarily to lower net revenues in 1998. As a percentage of net revenues, cost of goods sold was comparable to 1997. Gross profit decreased by $113,454 or 24.1% from $470,076 to $356,622, while gross profit as a percentage of net revenues increased to 39.8% from 38.5% due to the same factor.

Selling expenses decreased from $194,043 to $191,104, or 1.5%. General and administrative expenses decreased from $398,111 to $303,519, or 23.8% due primarily to lower personnel cost , equipment leases, legal and depreciation cost compared to the prior year. As a percentage of net revenues, general and administrative expenses increased from 32.6% to 33.9%.

Primarily as a result of the foregoing, operating loss increased by $15,923 from $122,078 in the earlier period to an operating loss of $138,001 in the latter period.

Net interest expense increased from $37,151 to $80,108, an increase of $42,957. The net increase is primarily due to late payment interest accruals on trade payables to Netzler and Dahlgren AB. A 16% annual interest rate on such payables was charged .

The Company did not recognize any tax benefits in 1998 domestically for its current loss as all prior taxes have been recognized in the previous financial statements and utilization of operating loss carryforwards in the future are not assured.

Primarily due to lower revenues in 1998 as described above the Company incurred a net loss of $218,109 in 1998 compared to a net loss of $159,229 in 1997.

Backlog. Backlog consists of all amounts contracted to be paid by customers but not yet recognized as net revenues by the Company. At May 31, 1998, the Company had a backlog of approximately $1,020,000 compared to approximately $830,000 one year earlier.

Six Months Ended May 31, 1998 Compared to Six Months Ended May 31, 1997

Net revenues decreased by $570,538, or 25.8%, from $2,211,735 in the earlier period to $1,641,197 in the latter period. The Company experienced lower revenues from OEM customers, system suppliers, and turnkey systems for its AGV products compared to the prior year. The Company has not yet received or recognized any significant revenues from its strategic alliance with Munck Automation and presently does not expect its revenues to increase significantly in the near future. In addition, revenues from the Motor In Wheel Drive product line were approximately $200,000 lower compared to the prior year. The Company will be focusing in the short term on niche market AGV turnkey system bookings and revenues to offset the declining OEM revenues for the current year. There can be no assurance that the Company will be successful in obtaining such sales.

Cost of goods sold decreased from $1,343,538 to $972,585, or 27.6%, due primarily to the lower level of net revenues. As a percentage of net revenues, cost of goods sold decreased from 60.7% to 59.3%. Gross profit decreased by $199,585, or 39.3%, from $868,197 to $668,612, while gross profit as a percentage of net revenues increased from 39.3% to 40.7%.

Selling expenses increased from $347,543 to $356,853, or 2.7% . General and administrative expenses decreased from $775,787 to $563,935, or 27.3%, primarily due to lower personnel cost, equipment leases, legal and depreciation cost compared to the prior year.

Primarily as a result of the foregoing, the operating loss for the period was $252,176 compared to an operating loss of $255,133 the prior year.

Net interest expense increased from $100,808 to $144,704, an increase of 43.5%. The increase is primarily due to interest payable on late trade payables to Netzler and Dahlgren Co AB.

The Company did not recognize any tax benefits in 1998 domestically for its current loss as all prior taxes have been recognized in the previous financial statements and utilization of operating loss carryforwards in the future are not assured.

Primarily due to lower revenues in 1998 as described above the Company incurred a net loss of $396,880 in 1998 compared to a net loss of $355,941 in 1997.

In response to the above losses the Company began reducing fixed expenses in May 1998 to minimize such losses. There can be no assurance that such reductions will make the Company profitable.

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

During the six months ended May 31, 1998 net cash used in operating activities was $66,596.

The Company entered into an Inventory and Accounts Receivable Loan and Security Agreement ("Loan Agreement") February 28, 1997 with the National Bank of Canada and National Canada Business Corp. (herein collectively called the "Lender"). The Loan Agreement allows the Company to borrow up to a maximum of $1,250,000. The new agreement provides for an increase in potential available credit compared to the maximum available credit of $750,000 under the prior credit arrangement with NationsBank, N.A.

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

The lender, at its discretion, may demand payment upon written notice to the Company. The maturity date of the Agreement was April 1, 1998 and has been extended to September 30, 1998, or upon demand by the Bank. The extension was conditional upon Netzler & Dahlgren extending its $450,000 irrevocable Letter of Credit to the Bank through November 1, 1998. To further secure Netzler &
Dahlgren for providing the Letter of Credit the Company entered into a Reimbursement Agreement which under which the Company granted to Netzler and Dahlgren a security interest in the Company's land and building; such collateral is a junior lien to the primary mortgage lender, security interest.

During May 1997, the mortgage loan maturity date was extended from February 10, 1998 to May 16, 1999. The interest rate on the note was increased to 9.5% from 7.75% . The combined principle and interest monthly payment was changed to $13,912 compared to $13,057 per the prior agreement.

During the second quarter of 1998 the Company had been delaying payments of approximately $400,000 to its affiliate Netzler and Dahlgren so not to exceed current borrowing maximums from the lender. On June 30, 1998 the Company signed a promissory note to repay such debt over the next two years. The note is to be repaid in 24 equal principal payments plus accrued interest at the rate of 16% annually beginning July 31, 1998 .

There are no assurances that the deficiency in the cash flow will not worsen if the Company does not generate enough new business. The Company is exploring the possibility of raising additional equity capital or subordinated debt in order to improve its financial position . There can be no assurance that the Company will be successful in raising the additional capital or subordinated debt to improve its financial position. The Company's ability to continue as a going concern would be adversely affected if such equity and/or debt financing was not obtained in the near future.

PART II.  OTHER INFORMATION



Item 1. Legal Proceedings

        None.

Item 2. Changes in Securities
             .
        None

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

    (a) The annual meeting of shareholders of the Company was held on May 8, 1998.

    (b) The following individuals were elected directors of the Company:


         Goran P. R. Netzler
         Ralph Dollander
         Jan H. L. Jutander
         Richard Schofield


    (c) Other matters voted upon and voting were as follows:



    (i) Ratification of the selection of McGladrey & Pullen, LLP by the Board of Directors as the Company's independent auditors.

                    For              Abstain   Against
                    ---              -------   -------
                 3,053,147            8,600    13,935

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




                                             NDC AUTOMATION, INC.
                                                (Registrant)



                                     BY: /s/ Ralph Dollander
                                         ---------------------------
                                         Ralph Dollander
                                         President



                                     BY: /s/ Claude Imbleau
                                         ---------------------------
                                         Claude Imbleau
                                         VP - Finance & Administration
                                         (Chief Financial Officer)

Date: July 9,1998

                                  EXHIBIT INDEX


The following documents are included in this Form 10-QSB as an Exhibit:


                   Designation Number
                   Under Item 601 of                                                                    Page
Exhibit Number     Regulation S-K        Exhibit Description                                           Number
------------------ --------------------- ----------------------------------------------------------    ------
(A) Exhibits:

1.                          10           Confirmation letter for extending Line of Credit from            18
                                         National Canada Business Corp. to NDC Automation, Inc.
                                         dated April 1, 1998.
2.                          10           Reimbursement Agreement between NDC Automation, Inc. and       19-20
                                         Netzler & Dahlgren Co AB dated June 29, 1998.
3.                          10           Deed of Trust between NDC Automation, Inc. and Netzler &       21-25
                                         Dahlgren Co AB dated June 29, 1998.
4.                          10           Promissory Note between NDC Automation, Inc. and Netzler &     26-27
                                         Dahlgren Co AB dated June 30, 1998.
5.                          27           Financial schedule                                               28

  NATIONAL CANADA                                     Two First Union Center
  BUSINESS CORP.                                      Suite 2020
  A National Bank                                     Charlotte, NC 28282
  OF CANADA SUBSIDUARY                                Telephone: (704) 358-9300
                                                      Fax:       (704) 358 0505

 April 1, 1998

 Mr. Claude Imbleau
 Vice President- Finance
 NDC Automation, Inc.
 3101 Latrobe Drive
 Chadotte, NC 28211

 Dear Claude:

 By this letter,  l am pleased to notify you that National Canada Business Corp.
 (NCBC) has extended the Termination Date of the $1,250,000 Revolving Line of Credit provided to NDC Automation, Inc. through September 30, 1998 subject to the following conditions: First, the expiration date of Letter of Credit No. 3300/lR007889GBG in the amount of $450,000.00 must be extended through November 1, 1998. Second; Letter of Credit No. 3300/lR007889GBG must be amended to reflect the Inventory and Accounts Receivable Loan and Security Agreement referred to therein as having been executed on February 28, 1997 versus the February 27, 1997 that is currently shown. All other terms and conditions on this Demand Loan remain the same.

 Should you have any questions, please call.

 Sincerely,

 /s/Gregg Simpson
 ---------------------------
 Gregg Simpson
 Vice President

 Acknowledged and agreed this 1st day of April, 1998

 NDC AUTOMATION, INC.
 /s/ Claude Imbleau
 ---------------------------
 Mr. Claude Imbleau
 Vice President- Finance

                             REIMBURSEMENT AGREEMENT

         THIS REIMBURSEMENT AGREEMENT ("Agreement") is entered into as of June 29, 1998, between NDC AUTOMATION, INC., a Delaware corporation ("Borrower") and NETZLER & DAHLGREN CO. AB, a Swedish corporation ("NDCAB").

                                   WITNESSETH:
         WHEREAS, Borrower is indebted to National Bank of Canada ("Lender") in the principal sum of One Million Two Hundred Fifty Thousand Dollars ($1,250,000), as evidenced by a Promissory Note ("Note") dated February 28, 1997 (the "Loan"); and

         WHEREAS, as a condition, to the Lender's willingness to renew and extend the Loan, the Lender has required that NDCAB deliver a Letter of Credit dated April 27, 1998 (as amended, renewed and extended, the "Letter of Credit") for NDCAB's account as security for Borrower's obligations under the Note ("Obligations"); and

         WHEREAS, in order to induce NDCAB to obtain the Letter of Credit, Borrower has agreed to execute and deliver that certain deed of trust ("Deed of Trust") dated of even date as security for (a) all amounts that NDCAB shall be required to pay under the Letter of Credit, (b) all current and future accounts payable by Borrower to NDCAB (the "Accounts") and (c) other amounts described in the Deed of Trust;

         NOW, THEREFORE, in consideration of the premises and the covenants hereinafter contained, it is agreed as follows:

1.       Reimbursement.

         a. To the extent that any payment is made by NDCAB with respect to any drawings by the Lender under the Letter of Credit, Borrower shall reimburse NDCAB in full for the amount of the payment made by NDCAB, said reimbursement to be made within thirty (30) days after Borrower's receipt of written notice from NDCAB that such amounts are due and payable.

         b. In addition, Borrower shall reimburse NDCAB for reasonable attorney's fees required to collect any amounts owed by
                  Borrower to NDCAB under this Agreement. As used in this Agreement, the phrases "attorneys' fees" or "reasonable attorneys' fees" shall mean attorneys' fees and expenses which are reasonable in amount, based upon the standard hourly rates of the attorneys and paralegals performing the tasks, and determined without reference to any statutory presumption regarding amount.

2.       Miscellaneous.

         a. This Agreement is intended only to define the relative rights of Borrower and NDCAB, and nothing set forth in this Agreement is intended to or shall impair the obligations of NDCAB to pay any amounts as and when the same shall become due and payable in accordance with the terms of the Letter of Credit.

         b. This Agreement shall be construed under the laws of the state of North Carolina.

         c. This Agreement shall become effective upon its execution by Borrower and NDCAB and shall continue in full force and effect and may not be terminated or otherwise revoked by any Borrower until all of the Obligations shall have been indefeasibly paid in full and discharged; provided, however, that if the Letter of Credit shall ever terminate or expire without having been drawn upon, then this Agreement shall terminate.

                                 [SEE ATTACHED SIGNATURE PAGE]

                  IN WITNESS WHEREOF, Borrower and NDCAB have executed and delivered this Reimbursement Agreement as of the date first above written.


                                     BORROWER:

                                     NDC AUTOMATION, INC.,

                                     a Delaware corporation

                                     By:       /s/Ralph Dollander
                                           ------------------------------
                                     Title:      President
                                           ------------------------------



                                     NDCAB:

                                     NETZLER & DAHLGREN CO. AB,

                                     a Swedish corporation

                                     By:         /s/ Goran Netzler
                                           ------------------------------
                                     Title:         President
                                           ------------------------------

SATISFACTION:  The debt secured by the within Deed of Trust
together with the note(s) secured thereby has been satisfied in full.
This the _____ day of ______________________, 19__
Signed:_________________________________________________
________________________________________________________
________________________________________________________

                                                                                  Recording Time, Book and Page
---------------------------------------------------------------- ---------------------------------------------------------------

Tax Lot No.: 157-064-01  __________________________________ Parcel Identifier No. ___________________________________________
Recording Time, Book and Page__________________________________

Verified  by   __________________________________________________   County  on  the  ____  day  of   ___________________,   19__
by ____________________________________________________


Mail after recording to:      Parker, Poe, Adams & Bernstein L.L.P. (GEG)
                              2500 Charlotte Plaza
                              Charlotte, NC 28244

Prepared By:                  Gates Grainger, Esq.

PPAB File #:                  18354

Brief Description For The Index:
                                          ------------------
                                          310 Latrobe Drive
                                          ------------------
------------------------------------------------------------------------------------------------------------------------------------

                          NORTH CAROLINA DEED OF TRUST

THIS DEED made as of June 29, 1998, by and between:

--------------------------------------------- ------------------------------------------- ------------------------------------------
                  GRANTOR                                       TRUSTEE                                   BENEFICIARY
--------------------------------------------- ------------------------------------------- ------------------------------------------
NDC AUTOMATION, INC., a                       CHARLES B. LEE, JR.                         NETZLER & DAHLGREN CO. AB, a
Delaware corporation                                                                      Swedish  corporation
--------------------------------------------- ------------------------------------------- ------------------------------------------
Address:                                      Address:                                    Address:
310 Latrobe Drive                             Parker, Poe, Adams & Bernstein L.L.P.       SE 42980 Saro
Charlotte, NC 28211-4849                      2500 Charlotte Plaza                        Sweden
Attn: Claude Imbleau                          Charlotte, NC 28244
--------------------------------------------- ------------------------------------------- ------------------------------------------
Enter in appropriate block for each party: name,  address,  and, if appropriate, character of entity, e.g. corporation or partnership.

The designation Grantor, Trustee and Beneficiary as used herein shall include said parties, their heirs, successors and assigns, and shall include singular, plural, masculine, feminine or neuter as required by context.

         WITNESSETH, that whereas the Grantor is indebted to the National Bank of Canada ("NBC") in the amount of One Million Two Hundred Fifty Thousand Dollars ($1,250,000.00) (the "Loan") evidenced by a Promissory Note ("Note") dated February 28, 1997, for which, Beneficiary has obtained a Letter of Credit (as amended, renewed or extended, the "Letter of Credit") for Beneficiary's account as security for Grantor's obligations under the Note, Grantor has agreed to reimburse Beneficiary pursuant to the terms of the Reimbursement Agreement ("Reimbursement Agreement") dated of even date herewith between Borrower and Beneficiary for any amounts paid by Beneficiary pursuant to its obligations under the Letter of Credit and to have such indebtedness secured by this Deed of Trust. In addition, Grantor is indebted to Beneficiary for accounts payable for goods and services sold to Grantor by Beneficiary (all current and future accounts payable by Grantor to Beneficiary are collectively referred to as the "Accounts"), which debt Grantor has also agreed to secure with this Deed of Trust. The final due date for payment of the indebtedness under the Reimbursement Agreement and the Accounts, if not sooner paid, is May 1, 2008.

         AND WHEREAS, This Deed of Trust is given wholly or partly to secure, and shall secure, the Accounts and such other future obligations which may be incurred hereunder or under the Reimbursement Agreement (collectively, the "Obligations"). The amount of present Obligations secured hereunder is $390,000.

         Subject to the provisions hereof, the maximum principal amount (including present and future advances) which may be secured hereunder at any one time shall not exceed $1,800,000.00 provided such future Obligations are incurred not later than fifteen (15) years from the date of this instrument and provided that all conditions of the Reimbursement Agreement and this Deed of Trust and other loan documents have been met and there is no default with respect to the Accounts, the Reimbursement Agreement or this Deed of Trust.

         NOW, THEREFORE, as security for said Obligations, any and all reimbursement rights or rights under law arising for Beneficiary as a result of the Letter of Credit or the Reimbursement Agreement, along with advancements and other sums expended by Beneficiary pursuant to this Deed of Trust and costs of collection (including attorneys' fees as provided for in the Reimbursement Agreement) and other valuable consideration, the receipt of which is hereby acknowledged, the Grantor has bargained, sold, given, granted and conveyed and does by these presents bargain, sell, give, grant and convey to said Trustee, his heirs, or successors, and assigns, the parcel(s) of land situated in the City of Charlotte, Mecklenburg County, North Carolina (the "Premises"), and more particularly described as follows:

               See EXHIBIT A, attached hereto and incorporated herein by this reference.

         TO HAVE AND TO HOLD said Premises with all privileges and appurtenances thereunto belonging, to said Trustee, heirs, successors, and assigns forever, upon the trusts, terms and conditions, and for the uses hereinafter set forth.

         If the Grantor pays the Obligations secured hereby in accordance with their terms, together with interest thereon, and any renewals or extensions thereof in whole or in part, all other sums secured hereby and shall comply with all of the covenants, terms and conditions of this Deed of Trust, then this conveyance shall be null and void and may be cancelled of record at the request and the expense of the Grantor. If, however, there shall be any default (a) in the payment of any sums due with respect to the Obligations, this Deed of Trust, the Reimbursement Agreement or any other instrument securing the Obligations and such default is not cured within thirty (30) days from Grantor's receipt of written demand from Beneficiary that such sums are due and payable, or (b) if there shall be default in any of the covenants, terms or conditions relating to this Deed of Trust or any other instrument securing the Obligations and such default is not cured within fifteen (15) days after written notice, then and in any of such events, without further notice, it shall be lawful for and the duty of the Trustee, upon request of the Beneficiary, to sell the land herein conveyed at public auction for cash, after having first giving such notice of hearing as to commencement of foreclosure proceedings and obtained such findings or leave of court as may then be required by law and giving such notice and advertising the time and place of such sale in such manner as may then be provided by law, and upon such and any resales and upon compliance with the law then relating to foreclosure proceedings under power of sale to convey title to the purchaser in as full and ample manner as the Trustee is empowered. The Trustee shall be authorized to retain an attorney to represent him in such proceedings.

         The proceeds of the Sale shall after the Trustee retains his commissions, together with reasonable attorneys' fees incurred by the Trustee in such proceeding, be applied to the costs of sale, including, but not limited to, costs of collection, taxes, assessments, costs of recording, service fees and incidental expenditures, the amount due on the Note hereby secured and advancements and other sums expended by the Beneficiary according to the provisions hereof and otherwise as required by the then existing law relating to foreclosures. The Trustee's commission shall be three percent (3%) of the gross proceeds of the sale or the minimum sum of $ N/A, whichever is greater, for a completed foreclosure. In the event foreclosure is commenced, but not completed, the Grantor shall pay all expenses incurred by Trustee, including reasonable attorneys' fees, and a partial commission computed on three percent (3%) of the outstanding indebtedness or the above stated minimum sum, whichever is greater, in accordance with the following schedule, to-wit: one-fourth (1/4) thereof before the Trustee issues a notice of hearing on the right to foreclosure; one-half (1/2) thereof after issuance of said notice; three-fourths (3/4) thereof after such hearing; and the greater of the full commission or minimum sum after the initial sale. As used in this Deed of Trust, the phrases "attorneys' fees" or "reasonable attorneys' fees" shall mean attorneys' fees and expenses which are reasonable in amount, based upon the standard hourly rates of the attorneys and paralegals performing the tasks, and determined without reference to any statutory presumption regarding amount.

         And the said Grantor does hereby covenant and agree with the Trustee as follows:

         1. INSURANCE. Grantor shall keep all improvements on said land, now or hereafter erected, constantly insured for the benefit of the Beneficiary against loss by fire, windstorm and such other casualties and contingencies, in such manner and in such companies and for such amounts, not less than that amount necessary to pay the Obligations secured by this Deed of Trust, and as may be satisfactory to the Beneficiary. Grantor shall purchase such insurance, pay all premiums therefor, and shall deliver to Beneficiary such policies along with evidence of premium payment as long as any portion of the Obligations secured hereby remains outstanding. If Grantor fails to purchase such insurance, pay premiums therefor or deliver said policies along with evidence of payment of premiums thereon, then Beneficiary, at his option, may purchase such insurance. Such amounts paid by Beneficiary shall be added to the Obligations, and shall be due and payable upon demand of Beneficiary. All proceeds from any insurance so maintained shall at the option of Beneficiary be applied to the debt secured hereby and if payable in installments, applied in the inverse order of maturity of such installments or to the repair or reconstruction of any improvements located upon the Property.

         2. TAXES, ASSESSMENTS, CHARGES. Grantor shall pay all taxes, assessments and charges as may be lawfully levied against said Premises within thirty (30) days after the same shall become due. In the event that Grantor fails to so pay all taxes, assessments and charges as herein required, then Beneficiary, at its option, may pay the same and the amounts so paid shall be added to the Obligations, and shall be due and payable upon demand of Beneficiary.

         3. ASSIGNMENT OF RENTS AND PROFITS. Grantor assigns to Beneficiary, in the event of default, all rents and profits from the land and any improvements thereon, and authorizes Beneficiary to enter upon and take possession of such land and improvements, to rent same, at any reasonable rate of rent determined by Beneficiary, and after deducting from any such rents the cost of reletting and collection, to apply the remainder to the debt secured hereby.

         4. PARTIAL RELEASE. Grantor shall not be entitled to the partial release of any of the above described property unless a specific provision providing therefor is included in this Deed of Trust. In the event a partial release provision is included in this Deed of Trust, Grantor must strictly comply with the terms thereof. Notwithstanding anything herein contained, Grantor shall not be entitled to any release of property unless Grantor is not in default and is in full compliance with all of the terms and provisions of any document evidencing the Obligations, the Reimbursement Agreement and this Deed of Trust.

         5. WASTE. The Grantor covenants that it will keep the Premises herein conveyed in as good order, repair and condition as they are now, reasonable wear and tear excepted, and will comply with all governmental requirements respecting the Premises or their use, and that he will not commit or permit any waste.

         6. CONDEMNATION. In the event that any or all of the Premises shall be condemned and taken under the power of eminent domain, Grantor shall give immediate written notice to Beneficiary and Beneficiary shall have the right to receive and collect all damages awarded by reason of such taking, and the right to such damages hereby is assigned to Beneficiary which shall have the discretion to apply the amount so received, or any part thereof, to the indebtedness due hereunder and if payable in installments, applied in the inverse order of maturity of such installments, or to any alteration, repair or restoration of the Premises by Grantor.

         7. WARRANTIES. Grantor covenants with Trustee and Beneficiary that it is seized of the Premises in fee simple, has the right to convey the same in fee simple, that title is marketable and free and clear of all encumbrances, and that it will warrant and defend the title against the lawful claims of all persons whomsoever, except for the exceptions hereinafter stated. Title to the property hereinabove described is subject to the following exceptions:

               a. The lien of 1998 and subsequent years' taxes which are not yet due and payable.

               b. See EXHIBIT A, attached hereto and incorporated herein by this reference.

         8. SUBSTITUTION OF TRUSTEE. Grantor and Trustee covenant and agree to and with Beneficiary that in case the said Trustee, or any successor trustee, shall die, become incapable of acting, renounce his trust, or for any reason the Beneficiary desires to replace said Trustee, then the Beneficiary may appoint, in writing, a trustee to take the place of the Trustee, and upon the probate and registration of the same, the trustee thus appointed shall succeed to all rights, powers and duties of the Trustee.

         9.    THIS SECTION INTENTIONALLY DELETED.

         10.   THIS SECTION INTENTIONALLY DELETED.

         11. INDEMNITY. If any suit or proceeding be brought against the Trustee or Beneficiary or if any suit or proceeding be brought which may affect the value or title of the Premises, Grantor shall defend, indemnify and hold harmless and on demand reimburse Trustee or Beneficiary from any loss, cost, damage or expense and any sums expended by Trustee or Beneficiary shall bear interest as provided in documents evidencing the Obligations for sums due after default and shall be due and payable on demand.

         12. WAIVERS. Grantor waives all rights to require marshalling of assets by the Trustee or Beneficiary. No delay or omission of the Trustee or Beneficiary in the exercise of any right, power or remedy arising under the Note or this Deed of Trust shall be deemed a waiver of any default or acquiescence therein or shall impair or waive the exercise of such right, power or remedy by Trustee or Beneficiary at any other time.

         13. CIVIL ACTION. In the event that the Trustee is named as a party to any civil action as Trustee in this Deed of Trust, the Trustee shall be entitled to employ an attorney at law, including himself if he is a licensed attorney, to represent him in said action and the reasonable attorneys' fee of the Trustee in such action shall be paid by the Beneficiary and added to the principal of the Obligations secured by this Deed of Trust and bear interest at the rate provided in documents evidencing the Obligations for sums due after default.

         14. PRIOR LIENS. Default under the terms of any instrument secured by a lien to which this Deed of Trust is subordinate shall constitute default hereunder.

         IN WITNESS WHEREOF, the Grantor has caused this instrument to be duly executed under seal, the day and year first above written.

                                          GRANTOR:

                                          NDC AUTOMATION, INC.

ATTEST:                                   a Delaware corporation

By:  /s/ E. Thomas Watson
     _____________________________

Title:  ________ Secretary                By:      /s/ Ralph Dollander

[CORPORATE SEAL]                          Title:   ________ President




STATE OF NC

COUNTY OF MECKLENBURG


         I, RITA L. SMITH, a Notary Public for the above State and County, hereby certify that E. THOMAS WATSON personally came before me this day and acknowledged that he is Secretary of NDC AUTOMATION, INC., a Delaware corporation, and that by authority duly given and as the acts of said corporation, the foregoing instrument was signed in its name by its President, sealed with its corporate seal and attested by him/her as its Assistant Secretary.

   WITNESS my hand and official seal, this the 6th day of July, 1998.

My commission Expires:    12-5-99                  /s/ Rita L. Smith
                       ______________________   ________________________________

[NOTARY SEAL]                                   Notary Public

                                    EXHIBIT A

                                LEGAL DESCRIPTION



         All of that real property located in the City of Charlotte, Mecklenburg County, North Carolina, and more particularly described as follows:


               Being all of Parcel #2, containing 3.520 acres, more or less, of the Arnold Palmer Corporate Center, as shown on map thereof recorded in Map Book 21, Page 559, Mecklenburg County Public Registry.

PROMISSORY NOTE


3,204,690 .00 SWEDISH KRONA                                     June 30,1998



         FOR VALUE RECEIVED, NDC AUTOMATION, INC., a Delaware corporation ( the "Borrower") hereby promises to pay to the order of


         NETZLER & DAHLGREN CO AB., a Swedish corporation ( the "Lender") at its offices in Saro, Sweden ( or such other place or places as the lender may designate) the principal sum of up to


         THREE MILLION TWO HUNDRED AND FOUR THOUSAND SIX HUNDRED AND NINETY SWEDISH KRONA( 3,204,690.00 SEK)

which debt constitutes transactions between the parties before and up to June 30, 1998. The term of the note shall be two years and payable per attached schedule. The note shall accrue interest at the rate of 16.00% annually.


         Payment may be accelerated by the borrower and netting of future invoices between the companies shall be permitted. There will be no prepayment penalties.


         In the event that the note is not paid when due at any stated or accelerated maturity, the Borrower agrees to pay, in addition to the principal and interest, all cost of collection, including reasonable attorneys' fees. All attorneys' fees of the Lender payable by the borrower shall be (i) reasonable in amount, (ii) determined without reference to any statutory presumption and (iii) based upon actual time spent based upon customary hourly rates.

         IN WITNESS WHEREOF, the Borrower has executed this Note under seals as of the day and year first above written.


NDC AUTOMATION, INC.                                  NETZLER & DAHLGREN CO AB


By  /s/ Ralph Dollander                               By  /s/ Goran Netzler
    ----------------------------                          ----------------------
    President                                             President

                                              ------------------------
 Total Debt NDCA owes to NDCab in SEK               3,204,690.00
                                              ------------------------

                                                                                                               7.60
                                         SEK                                              SEK           Approximate
                           Interest   Principle                              24.00    Total Monthly    equivalent in
Period           # of days   rate       Amount        interest   Principle payments      Payment            US$
--------------------------------------------------------------------------------------------------------------------
    1    Jun-98      30       16%    3,204,690.00    42,729.20       133,528.75        176,257.95       $ 23,191.84
    2    Jul-98      30       16%    3,071,161.25    40,948.82       133,528.75        174,477.57       $ 22,957.57
    3    Aug-98      30       16%    2,937,632.50    39,168.43       133,528.75        172,697.18       $ 22,723.31
    4    Sep-98      30       16%    2,804,103.75    37,388.05       133,528.75        170,916.80       $ 22,489.05
    5    Oct-98      30       16%    2,670,575.00    35,607.67       133,528.75        169,136.42       $ 22,254.79
    6    Nov-98      30       16%    2,537,046.25    33,827.28       133,528.75        167,356.03       $ 22,020.53
    7    Dec-98      30       16%    2,403,517.50    32,046.90       133,528.75        165,575.65       $ 21,786.27
    8    Jan-99      30       16%    2,269,988.75    30,266.52       133,528.75        163,795.27       $ 21,552.01
    9    Feb-99      30       16%    2,136,460.00    28,486.13       133,528.75        162,014.88       $ 21,317.75
   10    Mar-99      30       16%    2,002,931.25    26,705.75       133,528.75        160,234.50       $ 21,083.49
   11    Apr-99      30       16%    1,869,402.50    24,925.37       133,528.75        158,454.12       $ 20,849.23
   12    May-99      30       16%    1,735,873.75    23,144.98       133,528.75        156,673.73       $ 20,614.96
   13    Jun-99      30       16%    1,602,345.00    21,364.60       133,528.75        154,893.35       $ 20,380.70
   14    Jul-99      30       16%    1,468,816.25    19,584.22       133,528.75        153,112.97       $ 20,146.44
   15    Aug-99      30       16%    1,335,287.50    17,803.83       133,528.75        151,332.58       $ 19,912.18
   16    Sep-99      30       16%    1,201,758.75    16,023.45       133,528.75        149,552.20       $ 19,677.92
   17    Oct-99      30       16%    1,068,230.00    14,243.07       133,528.75        147,771.82       $ 19,443.66
   18    Nov-99      30       16%      934,701.25    12,462.68       133,528.75        145,991.43       $ 19,209.40
   19    Dec-99      30       16%      801,172.50    10,682.30       133,528.75        144,211.05       $ 18,975.14
   20    Jan-00      30       16%      667,643.75     8,901.92       133,528.75        142,430.67       $ 18,740.88
   21    Feb-00      30       16%      534,115.00     7,121.53       133,528.75        140,650.28       $ 18,506.62
   22    Mar-00      30       16%      400,586.25     5,341.15       133,528.75        138,869.90       $ 18,272.36
   23    Apr-00      30       16%      267,057.50     3,560.77       133,528.75        137,089.52       $ 18,038.09
   24    May-00      30       16%      133,528.75     1,780.38       133,528.75        135,309.13       $ 17,803.83
                                                    ===============================================================
                                                    534,115.00     3,204,690.00      3,738,805.00      $ 491,948.03
                                                    ===============================================================