Form 10QSB
period 1998-08-31
NDC AUTOMATION INC
filed 1998-10-02
CIK 859621

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  August 31, 1998
--------------------------------------------------------------------------------


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                         to
--------------------------------------------------------------------------------
Commission file number                              0-18253
--------------------------------------------------------------------------------
                                              NDC Automation, Inc.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


           Delaware                                       56-1460497
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)



3101 Latrobe Drive, Charlotte, North Carolina              28211-4849
--------------------------------------------------------------------------------
   (Address of principal executive offices)

                               (704) 362-1115
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

                                       N/A
--------------------------------------------------------------------------------
             (Former name, former address, and former fiscal year,
                         if changed since last report)

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       --    --

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                    PROCEEDINGS DURING THE PRECEDING FIVE YEARS

   Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes     No
                                                  --     --

                      APPLICABLE ONLY TO CORPORATE ISSUERS

   As of September 15, 1998, there were 3,453,451 shares of common stock outstanding.

   Transitional Small Business Disclosure Format (Check one):
      Yes    ; No X
          --     --

                                    I N D E X


                                                                      Page
                                                                      ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

          Condensed Balance Sheets
              August 31, 1998 (Unaudited) and November 30, 1997        3-4

          Condensed Statements of Operations
              Three and Nine months ended August 31, 1998 and
              August 31, 1997 (Unaudited)                                5

          Condensed Statements of Cash Flows
              Nine months ended August 31, 1998 and
              August 31, 1997 (Unaudited)                                6

          Notes to Condensed Financial Statements                      7-9

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                        10-15


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                             16

Item 2.  Changes in Securities                                         16

Item 3.  Defaults Upon Senior Securities                               16

Item 4.  Submission of Matters to a Vote of Security Holders           16

Item 5.  Other Information                                             16

Item 6.  Exhibits and Reports on Form 8-K                              16

         (a) Exhibits -- Press Releases and other Exhibits             16
         (b) Reports on Form 8-K                                       16

SIGNATURES                                                             17

                       PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                           NDC AUTOMATION, INC.

                         CONDENSED BALANCE SHEETS

                                                    AUGUST 31,  November 30,
                                                       1998        1997
                                                    (UNAUDITED)
----------------------------------------------------------------------------

      ASSETS (Note 4)

CURRENT ASSETS
     Cash and cash equivalents                      $    39,563 $    72,368
     Accounts receivables, net                          669,663     670,489
     Inventories                                        607,443     813,865
     Costs and estimated earnings in excess of
            billings on uncompleted contracts            66,276      23,406
     Prepaid expenses and other assets                   55,264      47,826

----------------------------------------------------------------------------
          Total current assets                      $ 1,438,209 $ 1,627,954
----------------------------------------------------------------------------

PROPERTY AND EQUIPMENT
      Land                                          $   300,000 $   300,000
      Building and improvements                       1,126,623   1,126,623
      Furniture, fixtures and office equipment,         157,935     152,016
      Machinery and equipment                            79,480      76,814
----------------------------------------------------------------------------
                                                    $ 1,664,038 $ 1,655,453


       Less accumulated depreciation                    588,275     526,076
----------------------------------------------------------------------------
                                                    $ 1,075,763 $ 1,129,377
----------------------------------------------------------------------------
                                                    $ 2,513,972 $ 2,757,331
============================================================================

Note: The Condensed Balance sheet at November 30, 1997 has been taken from the Audited Financial Statements at that date.

See Notes to Condensed Financial Statements

                                                    AUGUST 31,  November 30,
                                                       1998        1997
                                                    (UNAUDITED)
--------------------------------------------------------------------------------


      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Note payable, bank (Note 4)                    $   439,685 $   427,634
     Current maturities of long-term debt (Note 4)    1,257,361      65,022
     Accounts payable and accrued expenses;
             including affiliates $49,739 at 1998
             and $393,928 at 1997                       281,641     535,201
     Billings in excess of costs and estimated
              earnings on uncompleted contracts          10,184      29,838
--------------------------------------------------------------------------------
          Total current liabilities                 $ 1,988,871 $ 1,057,695
--------------------------------------------------------------------------------
LONG-TERM DEBT (Note 4)                             $   165,279 $ 1,042,055
--------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
       Preferred stock, par value $.01 per share
             authorized 1,000,000 shares; no shares
             issued                                 $         - $         -
       Common stock, par value $.01 per share;
                11,000,000 shares authorized
                at 1998 and 1997; 3,453,451 shares
               issued at 1998 and 1997                   34,534      34,534
       Additional paid-in capital                     4,211,566   4,211,566
       Accumulated deficit                           (3,886,278) (3,588,519)

--------------------------------------------------------------------------------
                                                    $   359,822 $   657,581
--------------------------------------------------------------------------------
                                                    $ 2,513,972 $ 2,757,331
================================================================================

                              NDC AUTOMATION, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                       Three Months Ended       Nine Months Ended
                                      AUGUST 31, August 31,   AUGUST 31,  August 31,
                                         1998       1997         1998        1997
-------------------------------------------------------------------------------------

Net revenues                         $ 1,085,698  $ 915,679   $ 2,726,895  $3,127,414
Cost of goods sold                       603,289    672,193     1,575,874   2,015,731
-------------------------------------------------------------------------------------
    Gross profit                       $ 482,409  $ 243,486   $ 1,151,021  $1,111,683
-------------------------------------------------------------------------------------

Operating expenses:
      Selling                          $ 149,702  $ 178,275     $ 506,555  $  525,818
      General and administrative         194,969    284,708       758,904   1,060,495
      Research and development                 -          -             -           -
-------------------------------------------------------------------------------------
                                       $ 344,671  $ 462,983   $ 1,265,459  $1,586,313
-------------------------------------------------------------------------------------
            Operating income (loss)    $ 137,738  $(219,497)   $ (114,438) $(474,630)
-------------------------------------------------------------------------------------

Net interest income (expense):         $ (38,617) $ (57,401)   $ (183,321) $(158,209)
-------------------------------------------------------------------------------------

Income (loss) before income taxes       $ 99,121  $(276,898)   $ (297,759) $(632,839)

Federal and state income taxes  (Note 2)       -          -             -          -
-------------------------------------------------------------------------------------
           Net Income (loss)            $ 99,121  $(276,898)   $ (297,759) $(632,839)
=====================================================================================

Weighted average number of common
     shares outstanding                3,453,451  3,453,451     3,453,451  3,453,451
-------------------------------------------------------------------------------------

Earnings (loss) per common
     share-basic (Note 3)               $   0.03    $ (0.08)      $ (0.09)   $ (0.18)
Earnings (loss) per common
     share-diluted (Note 3)             $   0.03    $ (0.08)      $ (0.09)   $ (0.18)

=====================================================================================

Dividends per common share              $      -    $     -       $     -    $     -
=====================================================================================

See Notes to the Condensed Financial Statements

                              NDC AUTOMATION, INC.


                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Nine Months Ended
                                                            AUGUST 31, August 31,
                                                               1998      1997
---------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN)
     OPERATING  ACTIVITIES                                   $(362,982) $ 317,326
---------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from sale of property and equipment           $   1,500  $   6,535
      Purchase of property and equipment                        (8,585)   (28,464)
---------------------------------------------------------------------------------

          NET CASH USED IN
               INVESTING ACTIVITIES                          $  (7,085) $ (21,929)
---------------------------------------------------------------------------------

CASH FLOW FROM FINANCING ACTIVITIES
        Net borrowings (payments) on revolving credit
          agreement                                           $ 12,051  $(516,947)
        Principal payments on long-term borrowings             (81,156)   (48,611)
        Proceeds from current and long-term borrowings         402,182          -
---------------------------------------------------------------------------------

          NET CASH PROVIDED BY (USED IN)
               FINANCING ACTIVITIES                           $333,077  $(565,558)
---------------------------------------------------------------------------------
       Effect of foreign currency exchage rates changes
          on cash and cash equivalents                        $  4,185  $   5,440
---------------------------------------------------------------------------------
       Decrease in cash and cash equivalents                  $(32,805) $(264,721)

      Cash and cash equivalents:

           Beginning                                            72,368    399,501
---------------------------------------------------------------------------------
           Ending                                             $ 39,563  $ 134,780
=================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Cash payments for:
           Interest                                           $183,219  $ 171,021

=================================================================================

See Notes to the Condensed Financial Statements

                              NDC AUTOMATION, INC.

                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 1.


The unaudited internal condensed financial statements and related notes have been prepared by NDC Automation, Inc. (the "Company"), without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at August 31, 1998, and for all periods presented, have been made.


Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended November 30, 1997. The results of operations for the three and nine months ended August 31, 1998 are not necessarily indicative of the operating results for the full year.



NOTE 2. INCOME TAXES


The Company did not recognize any tax benefits in 1998 and 1997 for its current loss as all prior taxes were recognized in the previous financial statements and utilization of operating loss carryforwards in the future are not assured to be realized.



NOTE 3. EARNINGS (LOSS) PER COMMON SHARE:

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

                   NOTES TO CONDENSED FINANCIAL STATEMENTS



NOTE 4. PLEDGED ASSETS, NOTE PAYABLE, BANK AND LONG-TERM DEBT

The Company has the following note payable to a Bank at August 31, 1998:




The Loan Agreement allows the Company to borrow up to $1,250,000 and bears interest at the lender's prime rate plus 1.50% per annum for the first $450,000 outstanding and prime plus 2.75% per annum for amounts in excess of $450,000.
The Company's loan outstanding shall not exceed the lesser of (a) U.S.
$1,250,000 or (b) 80% of qualified accounts receivable plus 50% of all eligible inventory (as defined in the loan agreement) with a $400,000 cap on loans based on eligible inventory. The loan agreement is further secured by 1) an Inventory
Repurchase Agreement and 2) a $450,000 irrevocable letter of credit issued by a
Swedish bank. Netzler & Dahlgren Co. AB (NDCab) is obligated to repay the letter of credit bank any funds it disburses under the letter of credit. The Company is ultimately responsible to repay to NDCab for any amounts it pays in reimbursing the letter of credit bank. The Repurchase Agreement guarantees that NDCab will repurchase on certain conditions up to $400,000 worth of inventory, thereby providing funds to pay lender should the Company be in default on its loan obligations. The termination date of the Loan Agreement is October 31, 1998 or
upon demand by the lender. (1)(2)                                                 $   439,685
=============================================================================================

Long-term debt consists of the following at August 31, 1998:

Mortgage note payable to a bank, based on a 9.5% fixed rate. Original principal balance to be repaid in twenty-three (23) consecutive monthly principal and interest payments of $13,912, with one final payment of approximately $1,007,403 due on May 16, 1999 . The note is collaterized by the Company's land and building with a carrying value of $989,260. The loan also contains certain financial covenants to which the Company must adhere. As of August 31, 1998, the
Company had waivers for certain financial covenants as specified by the Mortgage
 note agreement.                                                                 $ 1,059,027

Note payable to Netzler & Dahlgren Co AB, based on a 16.0% fixed rate. Original principal balance to be repaid in twenty-four (24) consecutive monthly principal payments of 133,529 Swedih Krona, or approximately US$16,757 depending on the exchange rate at time of payment, plus interest. The note is collaterized by the
Company's land and building with a carrying value of $989,260.                       363,613
--------------------------------------------------------------------------------------------
                                                                                 $ 1,422,640

Less current maturities:                                                           1,257,361
--------------------------------------------------------------------------------------------
                                                                                 $   165,279
============================================================================================

(1) The prime rate at August 31, 1998 was 8.50%
(2) The line of credit is secured by a first priority security interest in the Company's accounts receivable, inventory, software and intangibles.

Maturities of long-term debt at August 31, 1998 are as follows:


Year Ending
 August 31,
--------------------------------------------------------------------------------------------

    1999                                                                         $ 1,257,361
    2000                                                                             165,279

============================================================================================
                                                                                 $ 1,422,640
============================================================================================


                   NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 5. CONTINUED OPERATIONS

The Company has suffered a significant loss from operations in 1997 and 1998. Should such losses continue its total liabilities will exceed its total assets. This raises substantial doubt about the Company's ability to continue as a going concern.

Management has adopted an operating plan to increase revenues and minimize losses. This plan includes a reorganization of present resources and reduction of fixed expenses to support the following:

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

NOTE 6.  YEAR 2000

At the turn of the century, computer-based information systems will be faced with the problems potentially affecting hardware, software, networks, processing platforms, as well as customer and vendor interdependencies. The Company is in the process of assessing the effect of Year 2000 on the Company's operating plans and systems. The Company is developing a plan for identifying, renovating, testing and implementing its systems for Year 2000 processing and internal control requirements. The cost of becoming Year 2000 compliant has not been determined; however, management feels such cost will not be material to the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis should be read in conjunction with the financial statements (including the notes thereto) presented elsewhere herein.

OVERVIEW

    The Company derives virtually all of its revenues from the sale of hardware, software and engineering services in connection with projects incorporating its Automated Guided Vehicle (AGV) control technology. In prior years the Company's net revenues from AGV systems, vehicles and technology were derived primarily from sales to customers serving two industries -- textiles and newspaper publishing. Net revenues since 1995 however have been derived from other industries, e.g. automotive, CD manufacturing, food, paper. The Company's results of operations can be expected to continue to depend substantially upon the capital expenditure levels in those industries and in other industries that it may enter. During 1996 and for the first three quarters of 1997, the Company refocused its sales efforts to existing original equipment manufacturers (OEMs) and system integrators in the AGV systems industry. Such OEMs and system integrators have historically sold products to end users to whom the Company occasionally had direct sales. The Company reduced its sales effort to such end users to avoid competing with its intended OEM customers. In September of 1997, however, the Company began to again pursue AGV system sales directly to end users in selected market niches to supplement revenues obtained from its OEMs and system integrators.

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

    Notwithstanding the receipt by the Company of cash advances and periodic payments upon reaching project milestones, the Company requires external financing for its costs and estimated earnings in excess of billings on uncompleted contracts, inventories, receivable and other assets.

    The Company's backlog consists of all amounts contracted to be paid by customers but not yet recognized as net revenues by the Company.

    STRATEGY DIVERSIFICATION: The Company will have to convert several OEM and system integrators away from their own in-house AGV technology to the Company's technology to increase its present market share. Such technology conversions, if they take place at all, can take one to several years to complete. Such customers must also replace in volume and margin what the Company could otherwise obtain selling direct to the OEM and system integrator's customers. The Company's OEM strategy contributed greatly to the losses incurred by the Company during 1997. The Company changed its sales approach and began soliciting its products directly to end-users during the fourth quarter of 1997 to ensure that its technology is available to such end-users. The Company will not be selling directly to end users in situations in which a qualified OEM or OEMs are specifying NDC controls in their system solution to the potential end-users. There can be no assurances that such a strategy will be successful in the short or long term.

   DISTRIBUTION OF PRODUCTS AND TECHNOLOGY: The Company also intends to pursue other related product lines that can be distributed to its targeted customers to supplement its existing AGV business. This should allow the Company to grow, while making the Company less dependent on its present product line. There can be no assurance, however that this strategy will meet management's objectives for growth. During the first nine month of 1998 the Company realized minimal revenues from such activities.

   MUNCK AGREEMENT: On October 6, 1997, the Company executed a Strategic Alliance Agreement with Munck Automation Technology. Inc. ("Munck") of
Newport News, Virginia. Munck is a major supplier of automated material handling systems including AGVS vehicles and systems and automatic storage and retrieval systems ("AS/RS") to end users. The initial term of the agreement is three years, subject to Munck reaching certain sale targets on an annual basis. The Agreement extends, thereafter, in one year increments subject to the approval of both companies.

       Pursuant to the Agreement, Munck agrees to promote solely NDC AGVS technology in its sales efforts of new AGV systems to end users. Munck also has committed to use its best efforts to meet a target which would provide purchase orders to NDCA for a minimum of $9,400,000 for hardware, software and engineering services over the initial three year term of the Agreement. During the first nine months of 1998 revenues from the agreement were well below the targets and there can be no assurances that Munck will meet such targets. Under the Agreement, NDCA will promote Munck products to end users.

       Munck was acquired by Swisslog Management Ltd ("Swisslog"), headquarters in Aurau, Switzerland in August of 1998. Swisslog is a major international supplier of material handling automation including various types of conveying technology, Warehouse Management Systems, AS/RS, AGVS, and robotic handling systems. The ramifications of the Swisslog acquisition of Munck are not yet known. The Company's management intends to meet with Munck/Swisslog representatives on or about the first anniversary date to review performance under the Munck Agreement.

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

RESULTS OF OPERATIONS

      The table below shows (a) the relationship of income and expense items relative to net revenues, and (b) the change between the comparable prior period and current period, for the three-month and nine-month periods ended August 31, 1998 and 1997, respectively. This table should be read in the context of the Company's condensed statements of income presented elsewhere herein:


                                                                  Percentage of Change
                                                                    Period to Period
                            Percentage of Net Revenues            Increase (Decrease)
--------------------------------------------------------------------------------------
                                                                      Three    Nine
                                                                      Months   Months
                           Three Months           Nine Months         Ended    Ended
                             Ended                 Ended            August 31, August 31,
                       August 31,  August 31,  August 31, August 31,  1997 to  1997 to
                          1998     1997         1998     1997         1998     1998
                           %        %           %        %            %        %
--------------------------------------------------------------------------------------

Net Revenues               100.0    100.0       100.0    100.0        18.6   (12.8)
Cost of Goods Sold          55.6     73.4        57.8     64.5       (10.3)  (21.8)
--------------------------------------------------------------------------------------


Gross Profit                44.4     26.6        42.2     35.5        98.1     3.5
--------------------------------------------------------------------------------------


Operating expenses:

Selling                     13.8     19.5        18.6     16.8       (16.0)   (3.7)
General and
administrative              18.0     31.1        27.8     33.9       (31.5)  (28.4)
--------------------------------------------------------------------------------------

                            31.8     50.6        46.4     50.7       (25.5)  (20.2)
--------------------------------------------------------------------------------------
Operating income (loss)     12.6   (24.0)       (4.2)   (15.2)           *   (75.9)


Net interest expense:      (3.5)    (6.3)       (6.7)    (5.1)       (32.7)   15.8
--------------------------------------------------------------------------------------

Income (loss) before
income taxes                 9.1   (30.3)      (10.9)   (20.3)           *   (53.0)

Federal and state
income taxes (benefit)         -        -          -        -          NA       NA
======================================================================================

Net income (loss)            9.1   (30.3)      (10.9)   (20.3)           *   (53.0)
======================================================================================


* Because the data changes from negative to positive, or from positive to negative, the percentage of change is not meaningful.

QUARTER ENDED AUGUST 31, 1998 COMPARED TO THE QUARTER ENDED AUGUST 31, 1997

Net revenues increased by $170,019 or 18.6% from $915,679 in the earlier period to $1,085,698 in the latter period, due primarily to increased system revenues compared to the prior year.


Cost of goods sold decreased from $672,193 to $603,289 or 10.3% despite revenues increasing. The decrease in cost of goods sold was due primarily to lower engineering cost and product cost in 1998 compared to 1997. Gross profit increased by $238,923 or 98,1% from $243,486 to $482,409, while gross profit as a percentage of net revenues increased to 44.4% from 26.6% due to the same factor.

Selling expenses decreased from $178,275 to $149,702, or, 16.0%, due primarily to lower advertising and marketing expenses during 1998 compared to 1997. General and administrative expenses decreased from $284,708 to $194,969, or 31.5% primarily due to lower depreciation cost, equipment leases, and general cost reduction relating to a cutback in personnel in May of 1998 compared to the prior year. As a percentage of net revenues, general and administrative expenses decreased from 31.1% to 18.0%.

Primarily as a result of the foregoing, the operating loss decreased by $357,235 from $219,497 in the earlier period to an operating income of $137,738 in the latter period.

Net interest expense decreased from $57,401 to $38,617, a decrease of $18,784. The net decrease is primarily due to lower Bank fees and lower borrowings compared to the prior year.

Loss before income taxes decreased by $376,019 from $276,898 to an income of $99,121, due primarily to the foregoing factors.

The Company did not recognize any tax benefits in 1998 domestically for its current loss as all prior taxes have been recognized in the previous financial statements and utilization of operating loss carryforwards in the future are not assured.

Primarily due to increased revenues in 1998 and better margins as described above the Company incurred a net income of $99,121 in 1998 compared to a net loss of $276,898 in 1997.

BACKLOG. Backlog consists of all amounts contracted to be paid by customers but not yet recognized as net revenues by the Company. At August 31, 1998, the Company had a backlog of approximately $900,000 compared to approximately $440,000 one year earlier.

NINE MONTHS ENDED AUGUST 31, 1998 COMPARED TO NINE MONTHS ENDED AUGUST 31, 1997

Net revenues decreased by $400,519, or 12.8%, from $3,127,414 in the earlier period to $2,726,895 in the latter period. The decline is primarily due to the Company's realizing lower distribution revenues to OEM customers from its Motor-in-wheel drive product line as well as its AGV product line. Such revenues declined due to a lower demand for the Company's products and increased competition.

Cost of goods sold decreased from $2,015,731 to $1,575,874, or 21.8%, due primarily to the lower level of net revenues and reduced engineering cost from the Company's recent cutback in personnel. As a percentage of net revenues, cost of goods sold decreased from 64.5% to 57.8%. Gross profit increased by $39,338, or 3.5%, from $1,111,683 to $1,151,021 despite the decrease in net revenues, while gross profit as a percentage of net revenues increased from 35.5% to 42.2%.

Selling expenses decreased from $525,818 to $506,555 or 3.7%. To maintain costs in line with the previous year the Company allocated personnel from other departments to support sales while reducing advertising and marketing expenses. General and administrative expenses decreased from $1,060,495 to $758,904, or 28.4%, primarily due to lower personnel costs, equipment leases, legal and depreciation cost compared to the prior year.

Primarily as a result of the foregoing, the operating loss for the period was $114,438 compared to an operating loss of $474,630 the prior year.

Net interest expense increased from $158,209 to $183,321, an increase of 15.8 %. The increase is primarily due to interest expense on late trade payables to Netzler and Dahlgren Co AB in 1998 compared to 1997. The trade payable was converted to a Note payable during the third quarter of 1998, and bearing a 16% annual interest charge.

Loss before income taxes decreased by $335,080, from a loss of $632,839 in 1997, to a loss of $297,759 due primarily to the foregoing factors.

The Company did not recognize any tax benefits in 1998 for its current loss as all prior taxes have been recognized in the previous financial statements and utilization of operating loss carryforwards in the future are not assured.

Primarily due to the Company lowering its expenses in 1998 as described above the Company reduced its net loss to $297,759 in 1998 compared to a net loss of $632,839 in 1997.

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

During the nine months ended August 31, 1998 net cash used in operating activities was $362,982. The current accumulated loss of $297,759 was the primary reason for the use of cash from operating activities. To offset such uses the Company obtained a two year loan from Netzler & Dahlgren for approximately $400,000 as described below.

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

The lender, at its discretion, may demand payment upon written notice to the Company. The maturity date of the Agreement was April 1, 1998 and has been extended to October 31, 1998, or upon demand by the Bank. The extension was conditional upon Netzler & Dahlgren extending its $450,000 irrevocable Letter of Credit to the Bank through May 1, 1999. To further secure Netzler & Dahlgren for providing the Letter of Credit the Company entered into a Reimbursement Agreement under which the Company granted to Netzler and Dahlgren a security interest in the Company's land and building; such collateral is a junior lien to the primary mortgage lender, security interest.

During May 1997, the mortgage loan maturity date was extended from February 10, 1998 to May 16, 1999. The interest rate on the note was increased to 9.5% from 7.75% . The combined principle and interest monthly payment was changed to $13,912 compared to $13,057 per the prior agreement.

During the second quarter of 1998 the Company had been delaying payments of approximately $400,000 to its affiliate Netzler and Dahlgren so not to exceed current borrowing maximums from the lender. On June 30, 1998 the Company signed a promissory note to repay such debt over the next two years. The note is to be repaid in 24 equal principal payments plus accrued interest at the rate of 16% annually beginning July 31, 1998.

There are no assurances that the deficiency in the cash flow will not worsen if the Company does not generate enough new business. The Company is exploring the possibility of raising additional equity capital or subordinated debt in order to improve its financial position. There can be no assurance that the Company will be successful in raising the additional capital or subordinated debt to improve its financial position. The Company's ability to continue as a going concern would be adversely affected if such equity and/or debt financing was not obtained in the near future or revenues did not increase to consistently provide earnings for the Company.

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




                                          NDC AUTOMATION, INC.
                                             (Registrant)






                                          BY: /s/ Ralph Dollander
                                            -----------------------------------
                                          Ralph Dollander
                                          President
Date:  October 2, 1998






                                          BY: /s/ Claude Imbleau
                                            -----------------------------------
                                          Claude Imbleau
                                          VP - Finance & Administration
                                          (Chief Financial Officer)

Date: October 2, 1998

                                  EXHIBIT INDEX



The following documents are included in this Form 10-QSB as an Exhibit:


             Designation
             Number Under
Exhibit      Item 601 of                                             Page
Number       Regulation S-K Exhibit Description                      Number
------------------------------------------------------------------------------


(A) Exhibits:


1.                 27       Financial Schedule                          19