Form 10KSB
period 1998-11-30
NDC AUTOMATION INC
filed 1999-02-25
CIK 859621

--------------------------------------------------------------------------------
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-KSB
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      [FEE REQUIRED]
For the fiscal year ended  November 30, 1998 or
                          ---------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      [NO FEE REQUIRED]
For the transition period from                to
                               --------------    ----------------
Commission file number   0-18253
                         ---------
                              NDC AUTOMATION, INC.
                 (Name of small business issuer in its charter)

                     Delaware                            56-1460497
                     --------                            ----------
            (State or other jurisdiction of           (I.R.S. Employer
             incorporation or organization)           Identification No.)

            3101 Latrobe Drive, Charlotte, North Carolina        28211-4849
            ---------------------------------------------        ----------
              (Address of principal executive offices)           (Zip Code)

            Issuer's telephone number   (704) 362-1115
                                        ---------------


            Securities registered pursuant to Section 12(b) of the Exchange Act:
                                                        Name of each exchange on
                   Title of each class                        which registered

                          None                                    None
                   --------------------                  ----------------------

            Securities registered pursuant to Section 12(g) of the Exchange Act:

                          .01 Par Value Common Stock
                          ---------------------------
                               (Title of Class)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes X  No
                                       ---   ---
      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                     [ X ]

      State issuer's revenues for its most recent fiscal year: $4,015,698
      The aggregate market value of the voting stock held by non-affiliates of the Registrant was $821,816, based upon the closing sales price of Common Stock on OTC Bulletin Board on January 29, 1999 of $0.40 per share.

      As of January 29, 1999, 3,453,451 shares of Registrant's Common Stock, par value $.01 per share, were outstanding.

      Portions of the Registrant's Annual Report to the security holders filed pursuant to Rule 14a-3(b) under the Securities Exchange Act of 1934 are incorporated by reference in Part II, Items 6 and 7. In addition, portions of the Registrant's definitive proxy statement for the 1999 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 are incorporated by reference in Part III, Items 9, 10, 11 and 12.

      Transitional Small Business Disclosure Format (check one):  Yes     No X
                                                                      ---   ---

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

     On June 22, 1993, the Company purchased the assets of AutoNavigator AB ("ANAB"), of Lulea, Sweden. A subsidiary of the Company, NDC Laser AB ("NDC Laser"), was formed to produce and distribute ANAB's laser device and related software, enhancing the Company's know-how in the AGV area. NDC Laser was sold November 30, 1995 to Netzler & Dahlgren.

     During the fiscal year ending November 30, 1996, the Company discontinued its marketing and distribution of the radio frequency identification products to primarily focus on its AGVS business. The Company also refocused its marketing and sales of AGVS equipment to OEM customers and system suppliers. In September 1997 the Company expanded it sales efforts to provide turn key AGV systems to end users where OEM and system suppliers were not present in the market place.

BUSINESS OF THE ISSUER

     The Company's core business is to be a supplier of controls hardware, software, engineering services and other components that are incorporated into automated guided vehicles ("AGV's" or "vehicles") and into systems that incorporate one or more such vehicles ("AGV systems"). AGV's are driverless, computer-controlled vehicles that are programmed to transport materials through designated pickup and delivery routines within a particular facility (usually a manufacturing or distribution facility) and to transmit information concerning system status, inventory tracking and system controls to a system controller. In 1998, sales of AGV related products and services accounted for almost all of the Company's net revenues as it did in 1997.

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

     The Company markets a laser guidance AGV control system, Lazerway(TM), which is viewed by management as superior to the traditional "wire guidepath" technology or other non-wire technologies for controlling the direction of an AGV. The laser technology permits the end user to alter the guidepaths of AGV's without changes in the user's facility. For further information regarding AGVS, see "AUTOMATED GUIDED VEHICLE SYSTEMS" below.

     The Company's philosophy is to sell its hardware, software and engineering services to OEMs customers, i.e. manufacturers of AGVs, AGV systems and other vehicles that can be equipped for automation to fit the end-users' needs. The Company will sell such services through regular distribution or as a sub-contractor to such OEM customers. However, the Company may supply, from time to time, an end user in circumstances where an OEM customer or system supplier is not available to implement or support such end user.

     The Company was organized in North Carolina in 1987 and reincorporated in Delaware in 1989, although its predecessors had been in existence since 1982. Its principal office is located at 3101 Latrobe Drive, Charlotte, North Carolina, 28211, and its telephone number is (704) 362-1115.

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

The Company is focusing its marketing efforts on its laser technology, Lazerway(TM), towards OEM customers as well as to existing users of AGV systems for up-grading and retrofitting purposes. The Company will pursue system business direct with end-users in cases where a qualified partner is not involved.

The Company has divested itself of all previous acquisitions to focus on its core business in North America. The Company's strategy is to increase awareness of its AGVS technology and system capabilities among end users while creating new relationships with AGVS suppliers and system suppliers that would be qualified to distribute the products or systems to end users. As part of the strategy, the Company intends to pursue potential niche markets of end users through distribution relationships. The Company believes that its focus on laser technology rather than on wire technology can give it an advantage in the existing and future market place. Further recent developments and attempts to broaden the present market include:

o Use of LAZERWAY technology to control a stage set for a new Disney musical.
o A purchase order for a prototype LAZERWAY AGV system intended for United States postal service.
o AGV's used to solve security problems with x-ray imaging at airports and international borders.
o A purchase order from Harcon for a LAZERWAY AGV system to be installed at a Daimler Chrysler facility.
o Netzler & Dahlgren are developing a new product called LAZERWAY TEACH-IN for the industrial truck market. LAZERWAY TEACH-IN simplifies the layout and programming of driving routes and loading positions, and can be used by customer personnel. No computer skills are needed in using the product. This product could open new markets and applications for the Company's technology.

The Company also has introduced other but related product lines such as private labeled batteries and chargers, under the POWERWAY label, that can be distributed to targeted customers to supplement its existing AGV business. Revenues for such products were minimal in 1998 but the Company remains optimistic that such products may produce growth opportunities.

The Company will continue to review its strategy as it monitors the market, competition and growth opportunities for its products. Results of such reviews may affect the above strategies. There can be no assurance, however, that any of the above strategies or future strategies will meet management's objectives for success or growth.

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

     An alternative vehicle guidance method uses laser technology, which eliminates the need for extensive facility reconfiguration upon installation. The laser guidance technology employs a rotating laser beam emitted from a vehicle to sweep the room and calculate angles to detected reflectors. The data gathered in this manner is used by the vehicle's computer to determine its location and progress towards its destination. The vehicle can be rerouted remotely by computer. Management believes that the Company's laser guidance is superior to traditional technology because it permits the end user to alter the designated routines of AGV's without extensive reconfiguration of the facility .

     The end users of AGV systems typically are firms that need to move objects by vehicle within a single manufacturing or distribution facility. For example:

             A leading car manufacturer transport engines in their production facility with AGV's.

             A significant number of newspapers use AGV systems incorporating the Company's products to move paper rolls and finished editions through their printing plants.

     The Company offers over 20 standard items of equipment and over 10 standard software products with multiple options to its customers. In many instances customers incorporate NDCA products into their own AGV systems for sale to end users. These control products are designed to be of such general applicability as to be useful in many kinds of material handling vehicles. Consequently, they are used not only in custom-designed AGV vehicles and systems, but also to upgrade conventional material handling equipment such as forklifts and pallet jacks.

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

THE MASTER LICENSE AGREEMENT

     The Company's AGV system products and services incorporate technology licensed by, and products purchased from, Netzler and Dahlgren Co. AB, a Swedish based company ("Netzler & Dahlgren"), as well as technology that it has acquired or developed itself. In accordance with the Master License Agreement ("MLA") dated December 1, 1987, as restated November 30, 1995, the Company receives Netzler & Dahlgren's AGV technology, hardware, software, know-how and consulting services. The Master License Agreement provides that the Company has the rights to commercially and technically utilize, apply and sub-license Netzler & Dahlgren's AGV system control technology and to sell its AGV system products in North America to OEMs who manufacture vehicles in North America. The MLA, however, does not prohibit such OEMs from purchasing complete AGVs equipped with Netzler & Dahlgren controls from a licensee of Netzler & Dahlgren who manufactures vehicles outside of North America. Netzler & Dahlgren products do not include standard or custom vehicle frames for AGVs. Ongoing use by the Company of AGVS technology unavailable from Netzler & Dahlgren, however, would allow Netzler & Dahlgren to terminate the Company's rights under the MLA.

     On November 30, 1995, the Company sold its laser technology to Netzler & Dahlgren and extended the Master License Agreement. The restated agreement continues to allow the Company to distribute the Netzler & Dahlgren laser technology as described above in North America. The Master License Agreement further provides that any enhancements or improvements of existing technology sponsored or developed by one party shall be the property of the original developer (subject to a royalty-free grant back to the other party for marketing outside the owner's territory). The agreement was extended for ten (10) years and will expire on December 1, 2005 and is subject to automatic two year extensions unless and until one party, in compliance with certain procedures, notifies the other of its intention to terminate the agreement. It provides for payment of a 10% royalty on sub-license fees received by the Company with respect to AGV system technology. It also provides for the sale of products at prices determined annually. Royalties are due 30 days following receipt of payment by the Company. During the fiscal year ended November 30, 1998, the Company incurred no royalties to Netzler & Dahlgren with respect to technology sub-licenses and purchased an aggregate of $490,656 of hardware, software and engineering consulting services from Netzler & Dahlgren.

CUSTOMERS

    A substantial portion of the Company's business in any given year is derived from a limited number of customers, although the identity of those customers varies somewhat from year to year. For the fiscal year ended November 30, 1998, orders from the three largest customers accounted for 12.2%, 12.0% and 11.4% of the Company's net revenues. For fiscal 1997, orders from the three largest customers accounted for 15.0%, 14.5% and 8.8% of the Company's net revenues. For fiscal 1996, orders from the three largest customers accounted for 10.8%, 8.7% and 7.7% of the Company's net revenues.

    End users of the Company's products and services are reached generally by the Company's sales to system suppliers and OEMs.


    The Company sold products to 20 system supplier and OEM customers in 1998 that acquire the Company's products under various types of agreements. Depending on the terms of such agreements, the system supplier can obtain hardware, software and access the Company's specific AGV system know-how.

    AGV system products and services sold to system suppliers, OEMs and Netzler & Dahlgren as a group accounted for approximately 57%, 76% and 75% of the Company's net revenues in the fiscal years ended November 30, 1998, 1997 and 1996, respectively. For the fiscal year ended November 30, 1998, such customers accounted for approximately $2.3 million in net revenues.

    The Company also sold in 1998 its AGV system products and services directly to end users to incorporate such components and equipment into AGV systems suitable for their particular needs. These end users often are major manufacturing concerns experienced in the application of sophisticated material handling systems for in-house use. System sales to end users have historically occurred in situations in which no suitable OEM supplier can be identified for certain end users or when the Company desires to maintain its application know-how by dealing directly with such end users. AGV system products and services sold directly to end users accounted for approximately 43%, 24% and 22% of the Company's net revenues in the fiscal years ended November 30, 1998, 1997 and 1996, respectively.

MARKETING

    The Company's marketing strategy is to promote the advantages of its AGV control technology to the whole market, particularly the Lazerway(TM) system. The technology consists of a family of products, both hardware and software, capable of being incorporated into a broad variety of systems while preserving the identity and independence of the system supplier. The Company sales and distribution efforts are directed toward its OEM customers and system suppliers. To increase demand for the products and services of the AGV suppliers, the Company's current marketing program targets North American end users. In its approach to certain prospective customers, the Company will suggest a teamed technology arrangement. In such an arrangement, the Company will work with its OEM customer to integrate the Company's products and services with their equipment. The goal is to fashion a material movement system that will satisfy the end user's particular needs. Such technology once installed can be maintained by factory floor technicians. This approach has been used in more than 1000 AGV systems with over 7,000 vehicles (composed of as few as one vehicle and as many as 50 vehicles).

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

BACKLOG

     Backlog consists of all amounts contracted to be paid by customers but not yet recognized as net revenues by the Company. At November 30, 1998, the Company had a backlog of approximately $780,000 compared to $415,000 total backlog one year earlier. Substantial fluctuations in backlog are considered normal due to the size of AGV system contracts. Substantial fluctuations in the industry makeup of the Company's backlog also are considered normal.

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

RESEARCH AND DEVELOPMENT

    The Company's research and development activities are designed to complement existing products and services and not to innovate radically different technologies. Management relies upon Netzler & Dahlgren to innovate technology to which the Company is entitled according to the terms of the Master License Agreement.

    The Company expensed $0 in fiscal 1998, $0 in fiscal 1997, and $3,942 in fiscal 1996 for research and development, all relative to AGV systems.

INVENTORY

    The Company purchases considerable amounts of hardware and software from Netzler & Dahlgren. The lead time required for such purchases averages approximately sixteen weeks. Other manufactured products inventoried by the Company require similar lead times. Due to the long lead times required, a general increase in the volume of business can cause increases in inventory levels.

COMPETITION

    The material handling industry is highly competitive, and technologies are being continuously developed or improved. The Company is a supplier in North America of AGV system control technology, products and services designed to be incorporated into vehicles manufactured by others. Management believes that the flexibility and functionality of its controls and technology offer a competitive advantage relative to the technology of system suppliers and OEMs that produce controls and vehicles only for use in their own AGV systems. There can be no assurance that this competitive advantage will continue.

    While the Company endeavors continually to improve and upgrade its product and service offerings, there can be no assurance that other firms having greater financial resources for research, development and marketing will not develop products with characteristics superior to the Company's products or that render the Company's products obsolete.

    In summary, competition is derived much less from non-OEM companies supplying AGV control technology than from OEMs who offer turnkey AGV systems based on their own proprietary AGVS technology. The Company has yet to convert such major OEMs from their own AGVS technology to the Company's technology, thereby limiting the Company's access to such markets served by such OEMs.

    Under the terms of the MLA, nothing prohibits Netzler & Dahlgren's other licensees who have no agreement with the Company from entering the North American market to compete with the Company's sub-licensees or to supply completed AGVs to the Company's sub-licensees. Should such foreign licensees be successful in North America, the Company's potential revenues may significantly decrease compared to supplying the North American market through its sub-licensees. During 1998 the Company noted an increased presence of such foreign licensees in the North American market compared to prior years. Management presently believes this trend may continue and without a greater number of North American sub-licensees such competition from Netzler & Dahlgren foreign licensees could be a material threat to the Company's current and potential revenues.

EMPLOYEES

    The Company presently employs 22 persons full-time. None of the Company's employees is a party to a collective bargaining agreement. The Company considers its employee relations to be good.

ITEM 2.  PROPERTIES

    The Company owns the premises that it occupies at 3101 Latrobe Drive in Charlotte. A bank holds a mortgage on the property in an original amount of $1,387,000, of which $1,042,520 was outstanding at November 30, 1998. The productive capacity of the building is approximately 13,000 square feet, all of which is currently utilized for executive offices, engineering, distribution and administration space.




ITEM 3.  LEGAL PROCEEDINGS

               None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock previously traded on the National Association of Securities Dealers, Inc. ("NASDAQ") National Market under the symbol "AGVS". The Company's common stock began trading on the OTC Bulletin Board in November, 1995. As of November 30, 1998, 3,453,451 of the Company's 11,000,000 authorized shares of Common Stock were issued and outstanding.

    Trading in the Company's securities commenced on March 28, 1990. The table below indicates quarterly high and low bid and asked information for the years ended November 30, 1998 and 1997, respectively, as provided to the Company by NASDAQ and OTC Bulletin Board. The quotations reflect inter-dealer prices, without dealer mark-up, mark-down, or commission, and may not represent actual transactions.

    The approximate number of holders of record of common stock of the Company as of February 17, 1999 was 175. The Company believes that there are approximately 800 owners of beneficial interest of the Company's common stock.


                                         Market Price per Share

                         -------------------------------------------------------
                                     1998                        1997

                         -------------------------------------------------------
                              High           Low          High          Low
Quarter Ended              Bid    Ask    Bid    Ask    Bid    Ask    Bid   Ask
--------------------------------------------------------------------------------

February 28                9/32  13/32   5/32   3/16  11/16  13/16  9/32  11/32
May 31                    11/32   7/16   9/32  11/32  13/32  17/32  9/32   3/8
August 31                  .32    7/16   3/16   .24   31/32  1 1/32 5/16   3/8
November 30                .22    .28    .125   .14   13/16  15/16  1/4    3/8
================================================================================


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

                                    PART IV

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits
            (b)  Reports on Form 8-K

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
No.         Description
-------     -----------
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

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
No.         Description
---         -----------

     (A) Exhibits:

Exhibit No.                                Description

10.3    (c)*          Sole Distributorship Agreement dated January 21, 1990
                      between Statec Technologies, S.A. and NDC Automation, Inc.
                      (incorporated by reference to Exhibit 10.3(c) to the Company's 1990 Form 10-K).

        (d)*          Letter of understanding between the Company and Statec
                      Technologies SA dated February 21, 1996 to reassigning
                      exclusive distribution for North America back to Statec
                      (incorporated by reference to exhibit 10.3(d) 1995 form
                      10KSB).
        (e)*          Termination and Release Agreement  between the Company and
                      Statec Technologies, S.A. effective March 1, 1996
                      (incorporated by  reference to exhibit 2 of the Company's
                      February 29, 1996 10QSB).
        (f)*          Supplemental Agreement between Statec Technologies SA and
                      NDC Automation, Inc. dated march 17, 1997 ( incorporated
                      by reference to exhibit 1 of the Company's February 28,
                      1997 10QSB)
10.4    (a)*          Agreement dated June 20, 1989 between the Company and
                      Schabmuller GmbH
                      (incorporated by reference to Exhibit 10.4 to the Form
                      S-18).
        (b)*          Exclusive Distribution Agreement dated February 9, 1995
                      between the Company and Schabmuller GmbH (incorporated by
                      reference to exhibit 10.4(b) to the Company's 1994 form
                      10-KSB).
        (c)*          Distributorship Agreement dated  February 19, 1998 between the Company and Schabmulerr Gmbh (incorporated by
                      reference to exhibit 10.4(c) 1998 form 10KSB.
10.5    (a)*          Know-How, Firmware and Documentation License Agreement
                      dated November 30,1990 between the Company and Production
                      Machinery Corporation (incorporated by reference to
                      Exhibit 10.8(a) to the Company's Form 10-K for the fiscal
                      year ended November 30, 1991 (the 1991 Form 10-K)).
        (b)*          Technology License Agreement dated January 30, 1998
                      between the Company and Mentor AGVS (incorporated by
                      reference to exhibit 10.5(b) to the Company's 1998 form
                      10-KSB).
10.6    (a)*          Know-How License Agreement dated May 30, 1984 between
                      Netzler and Dahlgren Company Technologies, Inc. and FMC
                      Corporation, MHS Division (incorporated by reference to
                      Exhibit 10.17(a) to the Form S-18).
        (b)*          Requirements Supply Agreement dated May 30, 1984 between
                      Netzler and Dahlgren Company Technologies, Inc. and FMC
                      Corporation, MHS Division (incorporated by reference to
                      Exhibit 10.17(b) to the Form S-18).

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
No.         Description
---         -----------

     (A) Exhibits:

Exhibit No.                                Description

10.6    (c)*         Software License Agreement dated May 30, 1984 between
                     Netzler and Dahlgren Company Technologies, Inc. and FMC
                     Corporation, MHS Division (incorporated by reference to
                     Exhibit 10.17(c) to the Form S-18).
10.7*                Employment Contract between Ralph G. Dollander and the
                     Company. (incorporated by reference to exhibit 10.14, 1995 form 10KSB).
10.8    (a)*         NDC Automation, Inc. 1990 Stock Option Plan, as adopted
                     October 10, 1990
                     (incorporated by reference to Exhibit 10.47(a) to the
                     Company's 1990 Form 10-K).
        (b)*         Form of Stock Option Agreement (incorporated by reference
                     to Exhibit 10.47(b) to
                     the Company's 1990 Form 10-K).
10.9    (a)*         Form of Stock Purchase Agreement dated July 1, 1992
                     between the Company and
                     NDC Technologies International, Ltd. (incorporated by reference to Exhibit 10.50 to the Company's 1992 Form 10-K).
        (b)*         Agreement to purchase corporate stock of NDC Technologies
                     Australia Pty, Ltd. dated November 30, 1995 between the
                     Company and Tommy Hessler. (incorporated by reference to Exhibit 10.18(b) to the Company's 1995 Form 10-KSB).

        (c)*         Guaranty and Pledge Agreement between Tommy Hessler and the
                     Company dated November 30, 1995. (incorporated by reference to Exhibit 10.18 (c ) to the Company's 1995 Form 10-KSB).
        (d)*         Promissory Note dated November 30, 1995 between the Company and NDC Technology Australia Pty. Ltd. (incorporated by
                     reference to Exhibit 10.18(d) to the Company's 1995 Form
                     10-KSB).
10.10   (a)*         Promissory Note from the Company to First Citizens Bank &
                     Trust Company
                     (incorporated by reference to Exhibit 10.56 to the
                     Company's 1992 Form 10-K).
        (b)*         North Carolina Note Modification Agreement dated May 16,
                     1997 between the Company and First Citizens Bank & Trust
                     Company ( incorporated by reference to exhibit 1 to the
                     Company's May 31, 1997 Form 10QSB).
10.11   (a)*         Commitment letter dated December 18, 1996 for a revolving
                     line of credit of $1,250,000 to be provided by National
                     Canada Business Corp's to the Company.
        (b)*         Inventory and accounts receivable loan and security
                     agreement dated February 28, 1997 between the Company and National Bank of Canada and National Canada Business Corp.
                     (incorporated by reference to report on form 8K dated March
                     11, 1997)
        (c)*         Confirmation letter for extending Line of Credit from
                     National Canada Business Corp. to NDC Automation, Inc.
                     dated April 1, 1998. ( incorporated by reference to exhibit
                     1 to the Company's May 31, 1998 Form 10QSB).
        (d)          First amendment to Inventory and accounts receivable loan
                     and security agreement dated October 27, 1998 between the Company and National Bank of Canada and National Canada
                     Business Corp.
        (e)          First amendment to inventory repurchase agreement dated
                     October 27, 1998 between the Company and National Bank of
                     Canada and National Canada Business Corp. and Netzler &
                     Dahlgren Co AB

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
No.         Description
---         -----------

     (A) Exhibits:

Exhibit No.                                Description

10.12  (a)*          Reimbursement Agreement between NDC Automation, Inc. and
                     Netzler & Dahlgren Co AB dated June 29, 1998 (incorporated by reference to exhibit 2 to the Company's May 31, 1998
                     Form 10QSB).
       (b)*          Deed of Trust between NDC Automation, Inc. and Netzler &
                     dahlgren Co AB dated June 29, 1998 (incorporated by
                     reference to exhibit 3 to the Company's May 31, 1998 Form
                     10QSB).
       (c)*          Promissory Note between NDC Automation, Inc. and Netzler
                     & Dahlgren Co AB dated June 30, 1998 (incorporated by
                     reference to exhibit 4 to the Company's May 31, 1998 Form
                     10QSB).
10.13  (a)*          Asset Purchase Agreement dated June 22, 1993 between the
                     Company and
                     AutoNavigator AB (ANAB) (incorporated by reference to
                     Exhibit 10.32 (a) to the
                     Company's August 27, 1993 Form S-1).
       (b)*          Agreement relating to Patent Licenses and Other
                     Intellectual Property dated June 22, 1993 between the
                     Company and Kalevi Hyyppa, Slipvagen 13 A, 951 56 Lulea,
                     Sweden (incorporated by reference to Exhibit 10.32 (b) to the Company's August 27, 1993 Form S-1).

       (c)* Purchase agreement dated November 30, 1995 between the Company and Netzler and Dahlgren Co. AB for NDC Laser AB and all tangible and intangible rights to the techology. (incorporated by reference to exhibit 10.30(c ), 1995 Form 10KSB).
       (d)* Consent of Kalevi Hyypa (the "inventor") for the sale of NDC laser and related assets between the Company and Netzler & Dahlgren Co. AB dated November 24, 1995. (incorporated by reference to exhibit 10.30(d), 1995 Form 10KSB).
10.14* Agreement dated November 30, 1995 between the Company and Netzler and Dahlgren Co. AB for future marketing and support activites (incorporated by reference to exhibit 10.37, 1995 Form 10KSB).

10.15* Agreement for sales representation dated January 30, 1998 between the Company and Thrige Electric (incorporated by reference to exhibit 10.18 to the Company's 1998 form 10-KSB).
10.16 Representation Agreement dated January 27, 1999 between the Company and Harcon Engineering Inc.
11.1                 Computation of Earnings Per Share for November 30, 1998.
13.                  Company's 1998 Annual Report.
23.3 Consent of McGladrey & Pullen, LLP to the incorporation by reference in this Form 10-KSB.
27.                  Financial Data Schedule.
99.1* United States Letters Patent for Optical Navigation System for an Automatic Guided Vehicle, and Method (Patent No. 4,626,132; Date of Patent 08/15/89) (incorporated by reference to Exhibit 28.1 to the Form S-18).

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
No.         Description
-------     -----------
     (A) Exhibits:

Exhibit No.                                Description

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


o Certain of the exhibits to this Report, indicated by an asterisk, are hereby incorporated by reference to other documents on file with the Commission, with which they are filed in fact, to be a part hereof as of their respective dates.


(B) Reports on Form 8-K

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        NDC AUTOMATION, INC.
                                        Registrant

                                        By:   /s/Ralph Dollander
                                              -------------------
                                              Ralph Dollander
                                              Ralph G. Dollander
                                              President
                                              Chief Executive Officer, Director

                                        By :  /s/Claude Imbleau
                                              --------------------------------
                                              Claude Imbleau
                                              Claude Imbleau
                                              Vice President Finance
                                              Chief Financial Officer
Date: February 25,1999                        Chief Accounting Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and date indicated.


                                         By:   /s/Goran P.R. Netzler
                                               --------------------------------
                                               Goran P. R. Netzler
                                               Chairman of the Board of
                                               Directors

                                         By:   /s/Ralph G Dollander
                                               --------------------------------
                                               Ralph G. Dollander
                                               President
                                               Chief Executive Officer, Director

                                         By:   /s/Jan H.L. Jutander
                                               --------------------------------
                                               Jan H. L. Jutander
                                               Director


                                         By:   /s/Richard D. Schofield
                                               --------------------------------
                                               Richard D. Schofield
                                               Director

                                         By:   /s/Raymond O. Gibson
                                               --------------------------------
                                               Raymond O. Gibson
                                               Director

Date: February 25, 1999