Form 10QSB
period 1999-02-28
NDC AUTOMATION INC
filed 1999-04-12
CIK 859621

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the quarterly period ended                                February 28, 1999
--------------------------------------------------------------------------------


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

    As of March 31, 1999, there were 3,453,451 shares of common stock outstanding.

    Transitional Small Business Disclosure Format (Check one):
       Yes [ ]; No [X]

                                    I N D E X


                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

             Condensed Balance Sheets
               February 28, 1999 (Unaudited) and November 30, 1998           3-4

             Condensed  Statements of Operations
               Three months ended February 28, 1999 and February 28, 1998
               (Unaudited)                                                     5

             Condensed  Statements of Cash Flows
               Three months ended February 28, 1999 and February 28, 1998
               (Unaudited)                                                     6

             Notes to Condensed Financial Statements                         7-9

  Item 2. Management's Discussion and Analysis of Financial                10-15
            Condition and Results of Operations

PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                                   16

  Item 2. Changes in Securities                                               16
  Item 3. Defaults Upon Senior Securities                                     16

  Item 4. Submission of Matters to a Vote of Security Holders                 16

  Item 5. Other Information                                                   16

 Item 6.Exhibits and Reports on Form 8-K                                      16

          (a)  Exhibits -- Press Releases and other Exhibits

          (b)  Reports on Form 8-K


SIGNATURES                                                                    17

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                              NDC AUTOMATION, INC.

                            CONDENSED BALANCE SHEETS


                                                               FEBRUARY 28,     November 30,
                                                                  1999             1998
                                                               (UNAUDITED)
------------------------------------------------------------------------------------------------
      ASSETS (Note 4)

CURRENT ASSETS
     Cash and cash equivalents                                     $ 40,983       $ 62,923
     Accounts receivable, net                                       816,811        805,891
     Inventories                                                    465,776        593,794
     Costs and estimated earnings in excess of
            billings on uncompleted contracts                       152,078        136,547
     Prepaid expenses and other assets                               23,349         47,583

------------------------------------------------------------------------------------------------
            Total current assets                                $ 1,498,997    $ 1,646,738
------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT
      Land                                                        $ 300,000      $ 300,000
      Building and improvements                                   1,126,623      1,126,623
      Furniture, fixtures and office equipment,                     147,140        138,746
      Machinery and equipment                                        64,285         59,325
------------------------------------------------------------------------------------------------
                                                                $ 1,638,048    $ 1,624,694
------------------------------------------------------------------------------------------------


       Less accumulated depreciation                                585,312        564,782
------------------------------------------------------------------------------------------------
                                                                $ 1,052,736    $ 1,059,912
------------------------------------------------------------------------------------------------
                                                                $ 2,551,733    $ 2,706,650
================================================================================================

Note: The Condensed Balance sheet at November 30, 1998 has been taken from the
           Audited Financial Statements at that date.

See Notes to Condensed Financial Statements

                                                               FEBRUARY 28,     November 30,
                                                                   1999            1998
                                                               (UNAUDITED)
------------------------------------------------------------------------------------------------
      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Note payable, bank (Note 4)                                   $ 417,870     $ 346,657
     Current maturities of long- term debt (Note 4)                1,238,373     1,239,472
     Accounts payable and accrued expenses;
             including amounts owed to affiliates of $254,761 at 1999
             and $169,837 at 1998                                    530,637       508,002
     Billings in excess of costs and estimated
              earnings on uncompleted contracts                       74,865       116,332
------------------------------------------------------------------------------------------------
            Total current liabilities                            $ 2,261,745   $ 2,210,463
------------------------------------------------------------------------------------------------
LONG-TERM DEBT (Note 4 )                                            $ 65,466     $ 114,889
------------------------------------------------------------------------------------------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
       Preferred stock, par value $.01 per share
             authorized 1,000,000 shares; no shares issued               $ -           $ -
       Common stock, par value $.01 per share;
                11,000,000 shares authorized
                at 1999 and 1998; 3,453,451 shares
               were issued at 1999 and 1998, respectively             34,534        34,534
       Additional paid-in capital                                  4,211,566     4,211,566
       Accumulated deficit                                        (4,021,578)   (3,864,802)

------------------------------------------------------------------------------------------------
                                                                   $ 224,522     $ 381,298
------------------------------------------------------------------------------------------------
                                                                 $ 2,551,733   $ 2,706,650
================================================================================================

                              NDC AUTOMATION, INC.


                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                     Three Months Ended
                                                                  FEBRUARY 28,   February 28,
                                                                      1999           1998
---------------------------------------------------------------------------------------------
Net revenues                                                        $ 932,029      $ 745,895
Cost of goods sold                                                    575,881        433,905
---------------------------------------------------------------------------------------------
    Gross profit                                                    $ 356,148      $ 311,990
---------------------------------------------------------------------------------------------

Operating expenses:
      Selling                                                       $ 191,759      $ 165,749
      General and administrative                                      258,479        260,416
---------------------------------------------------------------------------------------------
                                                                    $ 450,238      $ 426,165
---------------------------------------------------------------------------------------------
            Operating  loss                                         $ (94,090)    $ (114,175)
---------------------------------------------------------------------------------------------

Net interest income (expense):
      Interest income                                               $       -      $       -
      Interest expense                                                (62,686)       (64,596)
---------------------------------------------------------------------------------------------
                                                                    $ (62,686)     $ (64,596)
---------------------------------------------------------------------------------------------

Loss before income taxes                                           $ (156,776)    $ (178,771)

Federal and state income taxes  (Note 2)                                    -              -
---------------------------------------------------------------------------------------------
           Net loss                                                $ (156,776)    $ (178,771)
=============================================================================================

Weighted average number of common
     shares outstanding                                             3,453,451      3,453,451
---------------------------------------------------------------------------------------------

Loss per common share - basic (Note 3)                                $ (0.05)       $ (0.05)
Loss per common share - diluted (Note 3)                              $ (0.05)       $ (0.05)

=============================================================================================

Dividends per common share                                                $ -            $ -
=============================================================================================

See Notes to Condensed Financial Statements

                              NDC AUTOMATION, INC.


                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           Three Months Ended
                                                                        FEBRUARY 28,  February 28,
                                                                            1999         1998
-------------------------------------------------------------------------------------------------
NET CASH USED IN
     OPERATING  ACTIVITIES                                               $ (37,029)     $ (5,350)
-------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

      Purchase of property and equipment                                 $ (13,354)       $ (594)
-------------------------------------------------------------------------------------------------
            NET CASH USED IN
               INVESTING ACTIVITIES                                        $ (13,354)     $ (594)
-------------------------------------------------------------------------------------------------

CASH FLOW FROM FINANCING ACTIVITIES
        Borrowings (payments) on credit  agreement                          $ 71,213   $ (25,068)
        Principal payments on long-term borrowings                           (50,522)    (15,352)
-------------------------------------------------------------------------------------------------
            NET CASH PROVIDED BY (USED IN)
                 FINANCING ACTIVITIES                                       $ 20,691   $ (40,420)
-------------------------------------------------------------------------------------------------
       Effect of foreign currency exchage rate changes
          on cash and cash equivalents                                       $ 7,752    $ 10,476
-------------------------------------------------------------------------------------------------
      Decrease in cash and cash equivalents                                $ (21,940)  $ (35,888)

      Cash and cash equivalents:

           Beginning                                                          62,923      72,368
-------------------------------------------------------------------------------------------------
           Ending                                                           $ 40,983    $ 36,480
=================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Cash payments  for :
           Interest                                                         $ 62,753    $ 52,653

=================================================================================================

See Notes to the Condensed Financial Statements

                              NDC AUTOMATION, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 1.


The unaudited internal condensed financial statements and related notes have been prepared by NDC Automation, Inc. (the "Company"), without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at February 28, 1999, and for all periods presented, have been made.


Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended November 30, 1998. The results of operations for the three months ended February 28, 1999 are not necessarily indicative of the operating results for the full year.



NOTE 2. INCOME TAXES


The Company did not recognize any income tax benefits in 1998 and 1999 for its current losses as all prior taxes were recognized in the previous financial statements and utilization of operating loss carryforwards in the future are not assured to be realized.

NOTE 3. LOSS PER COMMON SHARE:

The Company adopted Statement of Financial Accounting Standards No. 128 (SFAS No.128) Earnings Per Share, which supersedes APB Opinion No. 15. SFAS No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants, and convertible securities, outstanding that trade in a public market. Basic per share amounts are computed, generally, by dividing net income or loss by the weighted-average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is antidilutive, thereby reducing a loss or increasing the income per common share. The Company initially applied Statement No. 128 for the year ended November 30, 1998, and as required by the statement, has restated the per share information for the two prior years to conform to the statement. The Company had options outstanding to purchase a total of 81,777 and 146,833 shares of common stock, respectively, at a weighted-average exercise price of varying amounts. The inclusion of those potential common shares in the calculation of diluted loss per share would have an antidilutive effect. Therefore, basic and diluted loss per share amounts are the same in 1999 and 1998.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS



NOTE 4. PLEDGED ASSETS, NOTE PAYABLE, BANK AND LONG-TERM DEBT

The Company has the following note payable to a Bank at February 28, 1999:

Note Payable Agreement that allows the Company to borrow up to $1,250,000 and bears interest at the lender's prime rate plus 1.50% per annum for the first
$450,000 outstanding and prime plus 2.75% per annum for amounts in excess of
$450,000. The Company's loan outstanding shall not exceed the lesser of (a) U.S.
$1,250,000 or (b) 80% of qualified accounts receivable plus 50% of all Eligible
Inventory (as defined in the loan agreement) with a $300,000 cap on loans based on Eligible Inventory. The loan agreement is further secured by 1) an Inventory
Repurchase Agreement and 2) a $450,000 irrevocable Letter of Credit issued by a
Swedish Bank. Netzler & Dahlgren Co. AB (NDCab) is obligated to repay the letter of credit bank any funds it disburses under the Letter of Credit. The Company is ultimately responsible to repay to NDCab any amounts it pays in reimbursing the
Letter of Credit Bank . The Repurchase Agreement guarantees that NDCab will repurchase on certain conditions up to $300,000 worth of
inventory, thereby providing funds to pay lender should the
Company be in default on its loan obligations. The Loan Agreement
terminates upon demand by the Bank or April 30, 1999. (1)(2)                            $ 417,870
=================================================================================================

Long-term debt consists of the following at February 28, 1999:

Mortgage note payable to a bank, based on a 9.5% fixed rate. Original principal balance to be repaid in twenty-three (23) consecutive monthly principal and interest payments of $13,912, with one final payment of approximately $1,007,403 due on May 16, 1999. The note is collaterized by the Company's land and building with a carrying value of $968,604. The loan also contains certain financial covenants to which the Company must adhere. As of February 28, 1999 the Company obtained waivers for certain financial covenants as specified by
the Mortgage note agreement.                                                           $1,025,610

Note payable to Netzler & Dahlgren Co AB, based on a 16.0% fixed rate. Original principal balance to be repaid in twenty-four (24) consecutive monthly principal payments of 133,529 Swedih Krona, or approximately US$16,757 depending on the exchange rate at time of payment, plus interest. The note is collaterized by a secondary position on the Company's land and building with a carrying value
of $968,604.                                                                              278,229
-------------------------------------------------------------------------------------------------

Less current maturities:                                                                1,238,373
-------------------------------------------------------------------------------------------------
                                                                                        $  65,466
=================================================================================================

(1) The prime rate at February 28, 1999 was 7.75%
(2) The line of credit is secured by a first priority security interest in the Company's accounts receivable, inventory, software .

Maturities of long-term debt at February 28, 1999 are as follows:

Year Ending
February 28
-------------------------------------------------------------------------------------------------

      2000                                                                            $ 1,238,373
      2001
                                                                                           65,466

-------------------------------------------------------------------------------------------------
                                                                                      $ 1,303,839
=================================================================================================

                     NOTES TO CONDENSED FINANCIAL STATEMENTS



NOTE 5.  CONTINUED OPERATIONS

The Company has suffered a significant loss from operations in 1998 and 1997. Should such losses continue its total liabilities will exceed its total assets. This raises substantial doubt about the Company's ability to continue as a going concern.

Management is exploring various ways to increase revenues and minimize losses. These approaches include the following :

o Establish and develop strategic alliances with selected customers

o Pursue AGV system business in selected market niches

o Grow the distribution business by adding new supplementary products

o Expand the aftermarket sales business

o Explore raising additional equity directly and/or possibly through a business combination


There can be no assurance that these approaches will be successful.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the financial statements (including the notes thereto) presented elsewhere herein.

OVERVIEW
     The Company derives virtually all of its revenues from the sale of hardware, software and engineering services in connection with projects incorporating its Automated Guided Vehicle (AGV) control technology. In prior years the Company's net revenues from AGV systems, vehicles and technology were derived primarily from sales to customers serving two industries -- textiles and newspaper publishing. Net revenues since 1995 however have been derived from other industries, e.g. automotive, CD manufacturing, food, paper. The Company's results of operations can be expected to continue to depend substantially upon the capital expenditure levels in those industries and in other industries that it may enter. During 1996 and for the first three quarters of 1997, the Company refocused its sales efforts to existing original equipment manufacturers (OEMs) and system integrators in the AGV systems industry. Such OEMs and system integrators have historically sold products to end users to whom the Company occasionally had direct sales. The Company reduced its sales effort to such end users to avoid competing with its intended OEM customers. In September of 1997, however, the Company began to again pursue AGV system sales directly to end users in selected market niches to supplement revenues obtained from sales to OEMs and system integrators.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

================================================================================

     STRATEGY DIVERSIFICATION: The Company will have to convert several OEM customers away from their own in-house AGV technology to the Company's technology to increase its present market share. Such technology conversions, if they take place at all, can take one to several years to complete. Such customers must also replace in volume and margin what the Company could otherwise obtain selling systems direct to end-user or via system integrators to end-users. There can be no assurances that such a strategy will be successful in the short or long term.


    HARCON AGREEMENT: On January 27, 1999 the Company signed an agreement with Harcon Engineering, Inc. ("Harcon") of Roseville, Michigan with the objective of jointly pursuing material handling systems projects, primarily in the automotive industry. The Company received in January 1999 an order from Harcon for the design phase of a major laser guided AGV system to be installed at a new DaimlerChrysler facility in the Detroit area. The design phase order with anticipated manufacturing orders related to the project could generate revenues for the Company in excess of one million dollars.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

================================================================================

     RISK ASSOCIATED WITH YEAR 2000: The Company, in its day to day operations relies upon various computer software and hardware that may be adversely affected by a change in the millennium, from 1999 to 2000. In general, information systems experts have predicted that a wide variety of problems, from system failures to data entry and transfer errors, will result from the turn of the century. Repeated system failures, data entry and transfer errors and similar computer problems would result in a material adverse effect on the Company and its operations. However, the Company has examined most of its computer hardware and software and, based on such examination, does not reasonably anticipate any significant internal problems as a result of the change in millennium. The Company may, however, be adversely affected by external systems problems, problems over which the Company has minimal control.

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

     These forward-looking statements involve certain risk and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities:

a) Revenues from end user systems sales and new OEMs may be lower than expected.

b) New product lines from Thrige and Netzler & Dahlgren (Teach-in) may not be well received in the North American industrial truck market, thereby restricting growth opportunities for the Company.

c) Manufacturing orders related to the Harcon project may not be received.

d) The Company's existing bank relationships may not be extended which would cause the Company to default on its current obligations.

e) The Company might be unable to raise the additional working capital needed, directly or through a business combination, to finance the current business strategy which may have a serious impact on the Company's ability to sell its current and future products, as well as satisfy existing banking relationships.

f) General economic or business conditions, either nationally or in the markets in which the Company is doing business, may be less favorable than expected resulting in, among other things, a deterioration of market share or reduced demand for its products.

    RESULTS OF OPERATIONS

    The table below shows (a) the relationship of income and expenses relative to net revenues, and (b) the change between the comparable prior period and current period. This table should be read in the context of the Company's condensed statements of operations presented elsewhere herein.

                                                                                 Percentage of Change
                                                                              Period To Period Increase
                                             Percentage of Net Revenues               (Decrease)
---------------------------------------------------------------------------------------------------------
                                                                                  Three Months Ended
                                             For the Three Months Ended           February 28, 1998
                                        February 28, 1999      February 28,1998   to February28,1999
                                                 %                      %                  %
---------------------------------------------------------------------------------------------------------
Net revenues                                      100.0          100.0                              25.0
Cost of goods sold                                 61.8           58.2                              32.7
---------------------------------------------------------------------------------------------------------
Gross profit                                       38.2           41.8                              14.2
---------------------------------------------------------------------------------------------------------
Operating expenses:
   Selling                                         20.6           22.2                              15.7
  General and administrative                       27.7           34.9                              (0.7)
---------------------------------------------------------------------------------------------------------
                                                   48.3           57.1                               5.6
---------------------------------------------------------------------------------------------------------
Operating loss                                    (10.1)         (15.3)                            (17.6)
Net interest expense                                6.7            8.7                              (3.0)
---------------------------------------------------------------------------------------------------------
Loss before income taxes                          (16.8)         (24.0)                            (12.3)
Income taxes                                          -              -                                 -
---------------------------------------------------------------------------------------------------------
Net loss                                          (16.8)         (24.0)                            (12.3)
=========================================================================================================

QUARTER ENDED FEBRUARY 28, 1999 COMPARED TO THE QUARTER ENDED FEBRUARY 28, 1998

Net revenues increased by $186,134, or 25.0% from $745,895 in the earlier period to $932,029 in the latter period. Even with the significant percentage increase in revenues, management realizes that its present bookings and backlog of new business is not enough to generate the necessary cash flows and earnings to operate profitably. Management believes that the expected order from DaimlerChrysler will help achieve its operating goals.

Cost of goods sold increased from $433,905 to $575,881, or 32.7% primarily due to increased volume of business , while as a percentage of net revenues cost of goods sold increased from 58.2% to 61.8% . Gross profit increased by $44,158, or 14.2% from $311,990 to $356,148 due to greater revenues in 1999 compared to the prior year. Gross profit as a percentage of revenues decreased from 41.8% to 38.2%.

Selling expenses increased from $165,749 to $191,759, or 15.7% primarily due to a major trade show being attended during the first quarter of 1999 compared to the prior year when a similar show was attended in the second quarter of that year. General and administrative expenses decreased from $260,416 to $258,479, or 0.7% compared to the prior year.

Primarily as a result of the foregoing, operating loss decreased by $20,085 from $114,175 in 1998 to an operating loss of $94,090 in 1998.

The net interest expense decreased from $64,596 to $62,686.

The Company did not recognize any tax benefits in 1998 and 1999 for its current loss as all prior taxes were recognized in the previous financial statements and utilization of operating loss carryforwards in the future are not assured to be realized.

Primarily due to greater revenues in 1999 as described above the Company incurred a net loss of $178,771 in 1998 compared to net loss of $156,776 in 1999.

BACKLOG. Backlog consists of all amounts contracted to be paid by customers but not yet recognized as net revenues by the Company. At February 28, 1999, the Company had a backlog of approximately $930,000 compared to approximately $1,100,000 one year earlier.

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

During the three months ended February 28, 1999 net cash used in operating activities was $37,029.

The Company entered into an Inventory and Accounts Receivable Loan and Security Agreement ("Loan Agreement") on February 28, 1997 with the National Bank of Canada and National Canada Business Corp. (herein collectively called the "Lender"). The Loan Agreement allows the Company to borrow up to a maximum of $1,250,000.

Loans made under the new Loan Agreement are evidenced by a demand promissory Note. The Loan Agreement allows the Company to borrow pursuant to a borrowing formula which is secured by Company's personal property as collateral. The Company's outstanding loan amount at any one time shall not exceed the lesser of
(a) U.S $1,250,000 or (b) 80% of qualified accounts receivable ( as defined in the Loan Agreement) plus 50% of all eligible inventory ( as defined in the Loan Agreement) with a $300,000 cap on loans based on eligible inventory. The borrowed funds will bear interest at the Lender's prime rate plus 1.5% per annum for the first $450,000 outstanding and prime plus 2.75% per annum for amounts outstanding in excess of $450,000. The Loan Agreement is further secured by 1) an Inventory Repurchase Agreement and 2) a $450,000 irrevocable Letter of Credit issued by a Swedish bank. Netzler & Dahlgren Co. AB (NDCab) is obligated to repay the letter of credit bank any funds it disburses under the Letter of Credit. The Company is ultimately responsible to repay to NDCab for any amounts it pays in reimbursing the letter of credit bank. The Repurchase Agreement guarantees that NDCab will repurchase from the Company on certain conditions up to $300,000 worth of inventory, thereby providing funds to pay the Lender should the Company default on its loan obligations.

The lender, at its discretion, may demand payment upon written notice to the Company. The maturity date has been extended to April 30, 1999, or upon demand by the Bank. The extension was conditional upon Netzler & Dahlgren extending its $450,000 irrevocable Letter of Credit to the Bank through May 1, 1999. To further secure Netzler & Dahlgren for providing the Letter of Credit the Company entered into a Reimbursement Agreement under which the Company granted to Netzler and Dahlgren a security interest in the Company's land and building; such collateral is a junior lien to the primary mortgage lender's security interest.

During May 1997, the mortgage loan maturity date was extended from February 10, 1998 to May 16, 1999. The interest rate on the note was increased to 9.5% from 7.75% . The combined principle and interest monthly payment was changed to $13,912 compared to $13,057 per the prior agreement.

During the second quarter of 1998 the Company had been delaying payments of approximately $400,000 to its affiliate Netzler and Dahlgren so not to exceed current borrowing maximums from the demand promissory note. On June 30, 1998 the Company signed a promissory note to repay such debt over the next two years. The note is to be repaid in 24 equal principal payments plus accrued interest at the rate of 16% annually beginning July 31, 1998.

There are no assurances that the deficiency in the cash flow will not worsen if the Company does not generate enough new business. The Company is exploring the possibility of raising additional equity capital or subordinated debt in order to improve its financial position. There can be no assurance that the Company will be successful in raising the additional capital or subordinated debt to improve its financial position. The Company's ability to continue as a going concern would be adversely affected if such equity and/or debt financing is not obtained in the near future or if revenues do not increase to consistently provide earnings for the Company.

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




                                                  NDC AUTOMATION, INC.
                                                         (Registrant)






                                                  BY: /s/ Ralph Dollander
                                                     ---------------------------
                                                  Ralph Dollander
                                                  President
                                                  (Chief Executive Officer)




                                                  BY: /s/ Claude Imbleau
                                                     ---------------------------
                                                  Claude Imbleau
                                                  VP - Finance & Administration
                                                  (Chief Financial Officer)

Date: April 12, 1999
     ----------------

                                 EXHIBIT INDEX



The following documents are included in this Form 10-QSB as an Exhibit:


                 Designation
                 Number Under
Exhibit Number   Item 601 of                                              Page
                 Regulation S-K    Exhibit Description                    Number
--------------------------------------------------------------------------------


(A) Exhibits:
-------------

1.                      27         Financial schedule                         19