Form 10QSB/A
period 1999-02-28
NDC AUTOMATION INC
filed 1999-05-14
CIK 859621

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB/A

This 10-QSB/A is being filed solely for the purpose of updating and replacing the RISK ASSOCIATED WITH YEAR 2000 section included in the Management's Discussion and Analysis section.
(Mark One)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

================================================================================


     RISK ASSOCIATED WITH YEAR 2000: The Company, in its day to day operations, relies upon various computer software and hardware that may be adversely affected by a change in the millennium, from 1999 to 2000. In general, information systems experts have predicted that a wide variety of problems, from system failures to data entry and transfer errors, will result from the turn of the century. Repeated system failures, data entry and transfer errors and similar computer problems would result in a material adverse effect on the Company and its operations. However, the Company has examined most of its computer hardware and software and, based on such examination, does not reasonably anticipate any significant internal problems as a result of the change in millennium.

      The Company has assessed its accounting, network, communication and other material systems for Y2K compliance. The investigation has revealed that these systems are not Y2K compliant, but such software or hardware can be purchased or upgraded to comply. The present time frame to upgrade the accounting system is scheduled for the end of May 1999 and completion of testing by the end of August 1999. Hardware systems are to be upgraded or purchased and tested also by the end of August 1999. Costs associated with the Company's Y2K compliance are estimated to be approximately $20,000 for software upgrades and approximately $70,000 for hardware. The Company expects to lease such upgrades and purchases for approximately $3,000 a month, which is in line with management's operating and maintenance budgets.

      The Company may, however, be adversely affected by external systems problems, problems over which the Company has minimal control. In order to minimize such risks, the Company is assessing critical third parties that supply material or services to the Company. such investigations include direct contacts with such vendors and reviewing information supplied by such vendors through Internet sites or direct mailings. To date the critical vendors are addressing their Y2K issues and are at different phases in their plans. To date none have communicated that they will have significant problems due to the change in the millennium. The Company expects such work related to Y2K to continue with its critical vendors until such vendors issue statements of full Y2K compliance.

     It is difficult to provide a description of a worst case Y2K scenario. There are so many things that are beyond the Company's control such as local and foreign government operations, transportation and delivery services. The Company has to assume that there will not be an extended total break down of common business operations in the USA and Europe; if this would occur the Company would not be in a position to operate as a going concern. In analyzing the Company's current operations, the worst case scenario would most likely be that the equipment and software it plans to purchase fails to solve its Y2K issues. In such a situation the Company would be forced to a manual system of operation which could be implemented quickly due to the present size of the Company.

     The company's present contingency plan should a worst case scenario event occur includes but is not limited to:
1.  Employee awareness and training for modified operations;
2.  Hard copy print outs and software backups of all information;
3.  Continued relations with qualified Y2K specialist; and
4. Increased inventory of certain critical components to meet potential demands from our customer service department.

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

Date: May 14, 1999
     ----------------