Form 10QSB
period 1999-05-31
NDC AUTOMATION INC
filed 1999-07-15
CIK 859621

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 May 31, 1999
--------------------------------------------------------------------------------


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                to
--------------------------------------------------------------------------------

Commission file number                        0-18253
--------------------------------------------------------------------------------

                              NDC Automation, Inc.
--------------------------------------------------------------------------------

        (Exact name of small business issuer as specified in its charter)

     Delaware                                                    56-1460497
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer Identification No.)


 3101 Latrobe Drive, Charlotte, North Carolina                   28211-4849
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

(Former name, former address, and former fiscal year, if changed since last report)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       -   --

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

    As of June 30, 1999, there were 3,453,451 shares of common stock outstanding.

    Transitional Small Business Disclosure Format (Check one):
       Yes___; No X

                                    I N D E X



                                                                                        PAGE
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                Condensed Balance Sheets
                    May 31, 1999 (Unaudited) and November 30, 1998                       3- 4

                Condensed Statements of Operations
                    Three and Six months ended May 31, 1999 and May 31, 1998
                     (Unaudited)                                                           5

                Condensed Statements of Cash Flows Six months ended May 31, 1999 and May 31, 1998
                    (Unaudited)                                                            6

                Notes to Condensed  Financial Statements                                 7 - 9

Item 2. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                 10-15


PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings                                                            16

Item 2.      Changes in Securities                                                        16

Item 3.      Defaults Upon Senior Securities                                              16

Item 4.      Submission of Matters to a Vote of Security Holders                          16

Item 5.      Other Information                                                            16

Item 6.      Exhibits and Reports on Form 8-K                                             16

             (a) Exhibits -- Press Releases and other Exhibits                            16
             (b) Reports on Form 8-K                                                      16

SIGNATURES                                                                                17

                                           PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                                                NDC AUTOMATION, INC.

                                              CONDENSED BALANCE SHEETS

                                                                                MAY 31,        November 30,
                                                                                 1999              1998
                                                                              (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------

      ASSETS (Note 4)

CURRENT ASSETS
     Cash and cash equivalents                                                   $    28,644       $    62,923
     Accounts receivables, net                                                     1,200,222           805,891
     Inventories                                                                     436,704           593,794
     Costs and estimated earnings in excess of
            billings on uncompleted contracts                                          2,959           136,547
     Prepaid expenses and other assets                                                29,785            47,583

---------------------------------------------------------------------------------------------------------------------
              Total current assets                                               $ 1,698,314       $ 1,646,738
---------------------------------------------------------------------------------------------------------------------


PROPERTY AND EQUIPMENT
      Land                                                                       $   300,000       $   300,000
      Building and improvements                                                    1,126,623         1,126,623
      Furniture, fixtures and office equipment,                                      151,841           138,746
      Machinery and equipment                                                         62,886            59,325
---------------------------------------------------------------------------------------------------------------------
                                                                                 $ 1,641,350       $ 1,624,694


       Less accumulated depreciation                                                 605,617           564,782
---------------------------------------------------------------------------------------------------------------------
                                                                                 $ 1,035,733       $ 1,059,912
---------------------------------------------------------------------------------------------------------------------


=====================================================================================================================
                                                                                 $ 2,734,047       $ 2,706,650
=====================================================================================================================

Note: The Condensed Balance sheet at November 30, 1998 has been taken from the Audited Financial Statements at that date.

See Notes to Condensed Financial Statements

                                                                                MAY 31,         November 30,
                                                                                  1999              1998
                                                                              (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------


      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Note payable, bank (Note 4)                                                  $   371,229      $   346,657
     Current maturities of long-term debt (Note 4)                                    259,882        1,239,472
     Accounts payable and accrued expenses;
             including affiliates $402,384 at 1999
             and $169,837 at 1998                                                     618,335          508,002
     Billings in excess of costs and estimated
              earnings on uncompleted contracts                                       283,809          116,332
---------------------------------------------------------------------------------------------------------------------
              Total current liabilities                                           $ 1,533,255      $ 2,210,463
---------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT (Note 4)                                                           $   955,171      $   114,889
---------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
       Preferred stock, par value $.01 per share
             authorized 1,000,000 shares; no shares issued                        $         -      $         -
       Common stock, par value $.01 per share;
                11,000,000 shares authorized
                at 1999 and 1998; 3,453,451 shares
               issued at 1999 and 1998                                                 34,534           34,534
       Additional paid-in capital                                                   4,211,566        4,211,566
       Accumulated deficit                                                         (4,000,479)      (3,864,802)

---------------------------------------------------------------------------------------------------------------------
                                                                                  $   245,621      $   381,298
---------------------------------------------------------------------------------------------------------------------
                                                                                  $ 2,734,047      $ 2,706,650
=====================================================================================================================

                              NDC AUTOMATION, INC.


                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            Three Months Ended                   Six Months Ended
                                                          MAY 31,        May 31,             MAY 31,           May 31,
                                                           1999            1998               1999              1998
----------------------------------------------------------------------------------------------------------------------------

Net revenues                                              $ 1,225,864      $ 895,302          $ 2,157,893       $ 1,641,197
Cost of goods sold                                            655,657        538,680            1,231,538           972,585
----------------------------------------------------------------------------------------------------------------------------
    Gross profit                                          $   570,207      $ 356,622          $   926,355       $   668,612
----------------------------------------------------------------------------------------------------------------------------

Operating expenses:
      Selling                                               $ 171,697      $ 191,104          $   363,456       $   356,853
      General and administrative                              315,332        303,519              573,811           563,935
-----------------------------------------------------------------------------------------------------------------------------
                                                            $ 487,029      $ 494,623          $   937,267       $   920,788
-----------------------------------------------------------------------------------------------------------------------------
            Operating income (loss)                         $  83,178      $(138,001)         $   (10,912)      $  (252,176)

Net interest expense                                          (62,079)       (80,108)            (124,765)         (144,704)
-----------------------------------------------------------------------------------------------------------------------------

Income (loss) before income taxes                           $  21,099      $(218,109)         $  (135,677)      $  (396,880)

Federal and state income taxes  (Note 2)                            -              -                  -               -
-----------------------------------------------------------------------------------------------------------------------------
           Net Income (loss)                                $  21,099      $(218,109)         $  (135,677)      $  (396,880)
=============================================================================================================================

Weighted average number of common
     shares outstanding                                     3,453,451      3,453,451            3,453,451         3,453,451
-----------------------------------------------------------------------------------------------------------------------------

Income (loss) per common share - basic (Note 3)             $    0.01      $   (0.06)         $     (0.04)      $     (0.11)
Income (loss) per common share - diluted (Note 3)           $    0.01      $   (0.06)         $     (0.04)      $     (0.11)

=============================================================================================================================

Dividends per common share                                  $       -      $       -          $         -       $         -
=============================================================================================================================

See Notes to the Condensed Financial Statements

                                                 NDC AUTOMATION, INC.


                                          CONDENSED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)

                                                                                               Six Months Ended
                                                                                           MAY 31,         May 31,
                                                                                             1999           1998
-----------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN)
     OPERATING  ACTIVITIES                                                                  $   73,328       $ (66,956)
-----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from sale of property and equipment                                          $        -       $       -
      Purchase of property and equipment                                                       (16,656)          (3,491)
-----------------------------------------------------------------------------------------------------------------------

              NET CASH USED IN
                   INVESTING ACTIVITIES                                                     $  (16,656)      $  (3,491)
-----------------------------------------------------------------------------------------------------------------------

CASH FLOW FROM FINANCING ACTIVITIES
        Net borrowings on revolving credit agreement                                        $   24,572       $ 138,253
        Principal payments on long-term borrowings                                            (139,308)        (31,932)
-----------------------------------------------------------------------------------------------------------------------

              NET CASH PROVIDED BY (USED IN)
                   FINANCING ACTIVITIES                                                     $ (114,736)      $ 106,321
-----------------------------------------------------------------------------------------------------------------------
       Effect of foreign currency exchage rates changes
          on cash and cash equivalents                                                      $   23,785       $       -
-----------------------------------------------------------------------------------------------------------------------
       Increase (decrease) in cash and cash equivalents                                     $  (34,279)      $  35,874

      Cash and cash equivalents:

           Beginning                                                                            62,923          72,368
-----------------------------------------------------------------------------------------------------------------------
           Ending                                                                           $   28,644       $ 108,242
=======================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Cash payments for:
           Interest                                                                         $  114,832       $ 132,822
           Income taxes                                                                     $        -       $       -

=======================================================================================================================

See Notes to the Condensed Financial Statements

                              NDC AUTOMATION, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1.


The unaudited internal condensed financial statements and related notes have been prepared by NDC Automation, Inc. (the "Company"), without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at May 31, 1999, and for all periods presented, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended November 30, 1998. The results of operations for the six months ended May 31, 1999 are not necessarily indicative of the operating results for the full year.

NOTE 2. INCOME TAXES

The Company did not recognize any income tax benefits in 1998 and 1999 for its current losses as utilization of operating loss carryforwards in the future are not assured to be realized.

NOTE 3. EARNINGS (LOSS) PER COMMON SHARE:

The Company adopted Statement of Financial Accounting Standards No. 128 (SFAS No.128) Earnings Per Share, which supersedes APB Opinion No. 15. SFAS No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants, and convertible securities, outstanding that trade in a public market. Basic per share amounts are computed, generally, by dividing net income or loss by the weighted-average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is antidilutive, thereby reducing a loss or increasing the income per common share. The Company had options outstanding under two separate plans to purchase a total of 81,777 and 146,833 shares of common stock, respectively, at a weighted-average exercise price of varying amounts. The inclusion of those potential common shares in the calculation of diluted earning
(loss) per share would have an antidilutive effect. Therefore, basic and diluted earnings (loss) per share amounts are the same in 1999 and 1998.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 4.  PLEDGED ASSETS, NOTE PAYABLE, BANK AND LONG-TERM DEBT

The Company has the following note payable to a Bank at May 31, 1999:

Note Payable Agreement that allows the Company to borrow up to $1,250,000 and bears interest at the lender's prime rate plus 2.75% per annum . The Company's loan outstanding shall not exceed the lesser of (a) U.S. $1,250,000 or (b) 80%
of i) Qualified Accounts receivable ( as defined in the Loan Agreement) that are non-project Qualified Accounts and ii) Qualified Accounts that are project
Qualified Accounts plus 50% of all eligible inventory ( as defined in the Loan
Agreement) , but in no event shall (A) Inventory Value be in excess of $300,000 and (B) Inventory Value and Qualified Accounts that are project Qualified
Accounts be in excess of $450,000. The loan agreement is further secured by 1)
an Inventory Repurchase Agreement and 2) a $450,000 irrevocable Letter of Credit issued by a Swedish Bank. Netzler & Dahlgren Co. AB (NDCab) is obligated to repay the letter of credit bank any funds it disburses under the Letter of
Credit. The Company is ultimately responsible to repay to NDCab any amounts it pays in reimbursing the Letter of Credit Bank . The Repurchase Agreement
guarantees that NDCab will repurchase on certain conditions up to $300,000 worth of inventory, thereby providing funds to pay lender should the Company be in default on its loan obligations. The Loan Agreement terminates upon demand by
the Bank or October 31, 1999. (1)(2)                                                                       $ 371,229
====================================================================================================  ================

Long-term debt consists of the following at May 31, 1999:

Mortgage note payable to a bank, based on a 9.5% fixed rate. Original principal balance of $1,013,484 to be repaid in twelve (12) consecutive monthly principal and interest payments of $13,912, with one final payment of approximately
$939,666 due on June 16, 2000 . The note is collaterized by the Company's land and building with a carrying value of $958,276. The loan also contains certain
financial covenants to which the Company must adhere.                                                     $ 1,013,484

Note payable to Netzler & Dahlgren Co AB, based on a 16.0% fixed rate. Original principal balance of $402,182 to be repaid in twenty-four (24) consecutive monthly principal payments of 133,529 Swedish Krona, or approximately US$16,757 per month depending on the exchange rate at time of payment, plus interest. The note is collaterized by a secondary position on the Company's land and building
with a carrying value of $958,276.                                                                            201,569
----------------------------------------------------------------------------------------------------   ----------------
                                                                                                          $ 1,215,053

Less current maturities:                                                                                      259,882
----------------------------------------------------------------------------------------------------   ----------------
                                                                                                            $ 955,171
====================================================================================================   ================

(1) The prime rate at May 31, 1999 was 7.75%
(2) The line of credit is secured by a first priority security interest in the Company's accounts receivable, inventory, software and intangibles.

Maturities of long-term debt at May 31, 1999 are as follows:

    Year Ending
      May 31,
-------------------- ----------------------------------------------------------------------------------   -----------------

       1999                                                                                                    $ 259,882
       2000                                                                                                      955,171
==================== ==================================================================================   =================
                                                                                                            $  1,215,053
==================== ==================================================================================   =================

                     NOTES TO CONDENSED FINANCIAL STATEMENTS



NOTE 5.  CONTINUED OPERATIONS

The Company has suffered significant losses from operations in 1998 and 1997. This raised substantial doubt about the Company's ability to continue as a going concern. However, during the second quarter of 1999 the Company received new orders totaling in excess of $3,000,000, and showed a positive result for the second quarter of 1999.

Management is continuing to explore various ways to increase revenues and minimize losses. These approaches include the following :

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
================================================================================

     STRATEGY DIVERSIFICATION: The Company has decided to pursue a strategy diversification that is explained in note 5 of the financial statement. Positive results from this diversification in terms of new business and increased bookings and backlog have been noted, and the Company intends to continue this strategy actively. However, there can be no assurance that these approaches will continue to be successful.

     HARCON AGREEMENT AND NEW ORDERS: On January 27, 1999 the Company signed an agreement with Harcon Engineering, Inc. ("Harcon") of Roseville, Michigan with the objective of jointly pursuing material handling systems projects, primarily in the automotive industry. The Company received in January 1999 an order from Harcon for the design phase of a major laser guided AGV system to be installed at a new DaimlerChrysler facility in the Detroit area. The design phase order together with manufacturing orders received in May of 1999 related to the project have increased the Company's backlog at May 31, 1999 to the highest level since November 1995. The recent orders confirm management's efforts to increase revenues and minimize losses.

     US POSTAL SERVICE: The Company successfully installed an AGV pilot system for the US Postal Service ("USPS") during the second quarter of 1999. The system was tested by an independent consulting firm with the goal to identify a technology or technologies that the USPS could use to automate a portion of its operations. The Company was awarded the order in competition with many other AGVS supplier. Based on Company contacts with USPS, it appears USPS's automation needs will increase significantly over the next five year period. Due to the successful installation of the pilot project, the Company is hopeful that it has positioned itself to receive directly or indirectly sales opportunities from USPS.

     ENTERTAINMENT INDUSTRY AND POWERWAY PRODUCTS: The Company received during the second quarter an order of approximately $130,000 for its Powerway products from a major entertainment customer. The order is extremely important to the Company because it is the first significant order for the Powerway product line. The Powerway line was introduced as part of the Company's strategy to expand it distribution revenues and profitability. This same major entertainment customer has ordered a pilot project involving the Company's AGV technology outside North America . The Company does not generate revenues from projects outside its territory (such sales per the MLA are handled by Netzler and Dahlgren or their licenses) but these projects may provide significant opportunities for the Company should similar projects be pursued in North America.

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

     The Company has assessed its accounting, network, communication and other material systems for Y2K compliance. The investigation has revealed that these systems are not Y2K compliant, but such software or hardware can be purchased or upgraded to comply. The present time frame to upgrade the accounting system is scheduled for the end of July 1999 and completion of testing by the end of August 1999. Hardware systems are to be upgraded or purchased and tested also by the end of August 1999. Costs associated with the Company's Y2K compliance are estimated to be approximately $20,000 for software upgrades and approximately $70,000 for hardware. The Company expects to lease such upgrades and purchases for approximately $3,000 a month, which is in line with management's operating and maintenance budgets.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

================================================================================

      The Company may, however, be adversely affected by external systems problems, problems over which the Company has minimal control. In order to minimize its risks, the Company is assessing critical third parties that supply material or services to the Company. Such investigations include direct contacts with such vendors and reviewing information supplied by such vendors through Internet sites or direct mailings. To date the critical vendors are addressing their Y2K issues and are at different phases in their plans. To date none have communicated that they will have significant problems due to the change in the millennium. The Company expects such work related to Y2K to continue with its critical vendors until such vendors issue statements of full Y2K compliance.

     It is difficult to provide a description of a worst case Y2K scenario. There are so many things that are beyond the Company's control such as local and foreign government operations as well as transportation and delivery services. The Company has to assume that there will not be an extended total break down of common business operations in the USA and Europe; if this would occur, the Company would not be in a position to operate as a going concern. In analyzing the Company's current operations, the worst case scenario would most likely be that the equipment and software it plans to purchase fails to solve its Y2K issues. In such a situation the Company would be forced to a manual system of operation which could be implemented in a relatively short period due to the present size of the Company.

         The Company's present contingency plan should a worst case scenario event occur includes but is not limited to:
a) Employee awareness and training for modified operations;
b) Hard copy print outs and software backups of all information;
c) Continued relations with a qualified Y2K specialist;
d) Increased inventory of certain critical components to meet potential demands from our customer service department; and
e) Active information to and support of the Company's existing customer base with regard to Y2K issues.

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

      These forward-looking statements involve certain risk and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities:

a) Revenues from end user systems sales, new OEMs and new niches may be lower than expected or delayed.
b) New product lines from Thrige, Netzler & Dahlgren (Teach-in), Powerway may not be well received in the North American industrial truck market or AGV market, thereby restricting growth opportunities for the Company.
c) The Company's existing bank relationships may not be extended which would cause the Company to default on its current obligations.
d) The Company might be unable to raise the additional working capital needed, directly or through a business combination, to finance the current business strategy which may have a serious impact on the Company's ability to sell its current and future products, as well as satisfy existing banking relationships.
e) General economic or business conditions, either nationally or in the markets in which the Company is doing business, may be less favorable than expected resulting in, among other things, a deterioration of market share or reduced demand for its products.

RESULTS OF OPERATIONS

         The table below shows (a) the relationship of income and expense items relative to net revenues, and (b) the change between the comparable prior period and current period, for the three-month and six-month periods ended May 31, 1999 and 1998, respectively. This table should be read in the context of the Company's condensed statements of income presented elsewhere herein:


                                                                                             Percentage of Change
                                                                                               Period to Period
                                                Percentage of Net Revenues                    Increase(Decrease)
---------------------------------- ------------------------------------------------------ ----------------------------
                                                                                             Three
                                                                                             Months      Six Months
                                          Three Months                 Six Months           Ended May       Ended
                                             Ended                       Ended                 31,         May 31,
                                     May 31,       May 31,       May 31,     May 31,       1998 to         1998 to
                                       1999          1998          1999       1998          1999             1999
                                        %             %             %             %             %             %
---------------------------------- ---------- ------------- ------------- ------------- ------------- -------------
Net Revenues                           100.0         100.0         100.0         100.0          36.9          31.5
Cost of Goods Sold                      53.5          60.2          57.1          59.3          21.7          26.6
---------------------------------- ---------- ------------- ------------- ------------- ------------- -------------

Gross Profit                            46.5          39.8          42.9          40.7          59.9          38.6
---------------------------------- ---------- ------------- ------------- ------------- ------------- -------------

Operating expenses:
Selling                                 14.0          21.4          16.8          21.7        (10.2)           1.9
General and administrative              25.7          33.9          26.6          34.4           3.9           1.8
---------------------------------- ---------- ------------- ------------- ------------- ------------- -------------

                                        39.7          55.3          43.4          56.1         (1.5)           1.8
---------------------------------- ---------- ------------- ------------- ------------- ------------- -------------
Operating income (loss)                  6.8        (15.5)         (0.5)        (15.4)             *          95.7

Net interest expense:                  (5.1)         (8.9)         (5.8)         (8.8)        (22.5)        (13.8)
---------------------------------- ---------- ------------- ------------- ------------- ------------- -------------

Income (loss) before income taxes        1.7        (24.4)         (6.3)        (24.2)             *        (65.8)

Federal  and state  income  taxes
(benefit)                                  -             -             -             -             -             -
================================== ========== ============= ============= ============= ============= =============

Net Income (loss)                        1.7        (24.4)         (6.3)        (24.2)             *        (65.8)
================================== ========== ============= ============= ============= ============= =============

* Because the data changes from negative to positive, or from positive to negative, the percentage of change is not meaningful.
QUARTER ENDED MAY 31, 1999 COMPARED TO THE QUARTER ENDED MAY 31, 1998

Net revenues increased by $330,562 or 36.9% from $895,302 in the earlier period to $1,225,864 in the latter period. The increase is primarily due to the increased distribution product sales which include approximately $130,000 of Powerway products and the Company's refocus on providing system solutions to its customer thereby increasing such revenues compared to the prior year. The Company received orders in excess of $3,000,000 during the current quarter primarily from the automotive industry. Such orders provide a good backlog and revenue recognizing opportunities for the coming quarters.

Cost of goods sold increased from $538,680 to $655,657 or 21.7% due primarily to higher net revenues in 1999. As a percentage of net revenues, cost of goods sold decreased compared to 1998 due to a favorable foreign currency exchange rate during the current quarter as well as a good mix of product sales versus project revenues . Gross profit increased by $213,585 or 59.9% from $356,622 to $570,207, while gross profit as a percentage of net revenues increased to 46.5% from 39.8% due to the same factor.

Selling expenses decreased from $191,104 to $171,697 or 10.2 % primarily due to a major show related expenses being realized in the first quarter of 1999 where such similar show expenses were incurred in the second quarter of 1998. General and administrative expenses increased from $303,519 to $315,332, or 3.9% due primarily to increased training personnel cost compared to the prior year. As a percentage of net revenues, general and administrative expenses decreased from 33.9% to 25.7%.

Primarily as a result of the foregoing, operating income increased by $221,179 from an operating loss of $138,001 in the earlier period to an operating income of $83,178 in the latter period.

Net interest expense decreased from $80,108 to $62,079, a decrease of $18,029, lower borrowings compared to the prior year were the primary reason for the decline. Such reductions are not expected to continue due to increase cash requirements from the current backlog as well as accruing interest on delayed payments to Netzler & Dahlgren trade payables.

The Company did not recognize any tax benefits in 1999 domestically for its current loss as utilization of operating loss carryforwards in the future are not assured.

Primarily due to higher revenues in 1999 as described above the Company incurred a net income of $21,099 in 1999 compared to a net loss of $218,109 in 1998.

BACKLOG. Backlog consists of all amounts contracted to be paid by customers but not yet recognized as net revenues by the Company. At May 31, 1999, the Company had a backlog of approximately $2,770,000 compared to approximately $1,020,000 one year earlier. The primary reason for the significant increase is the receipt of a major order from Harcon in May 1999 for a major installation at a DaimlerChrysler facility in Detroit. The backlog as of May 31, 1999 is the highest backlog that the Company has had in several years and positions the Company to improve its results for the fiscal year ending 1999 compared to 1998.

SIX MONTHS ENDED MAY 31, 1999 COMPARED TO SIX MONTHS ENDED MAY 31, 1998

Net revenues increased by $516,696, or 31.5%, from $1,641,197 in the earlier period to $2,157,893 in the latter period. The increase is primarily due to the increased distribution product sales which include approximately $130,000 of Powerway products and the Company's refocus on providing system solutions to its customer thereby increasing such revenues compared to the prior year.

Cost of goods sold increased from $972,585 to $1,231,538, or 26.6%, due primarily to the higher level of net revenues recognized in 1999. As a percentage of net revenues, cost of goods sold decreased from 59.3% to 57.1%. Gross profit increased by $257,743, or 38.6%, from $668,612 to $926,355, while gross profit as a percentage of net revenues increased from 40.7% to 42.9%.

Selling expenses increased from $356,853 to $363,456, or 1.9% while the Company's revenues and bookings increased significantly. General and administrative expenses remained fairly constant increasing from $563,935 to $573,811, or only 1.8%, compared to the prior year.

Primarily as a result of the foregoing, the operating loss for the period was $10,912 compared to an operating loss of $252,176 the prior year.

Net interest expense decreased from $144,704 to $124,765, an increase of 13.8 %.

The Company did not recognize any tax benefits in 1999 domestically for its current loss as utilization of operating loss carryforwards in the future are not assured.

Primarily due to higher revenues in 1999 as described above, the Company reduced its a net loss by $261,203 or by 65.8% from $396,880 in 1998 to $135,677 in
1999. Management remains optimistic about its current strategy due to recent bookings and the present backlog.

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

During the six months ended May 31, 1999 net cash provided from operating activities was $73,328. As of May 31, 1999 the Company had been delaying payments of approximately $240,000 to Netzler & Dahlgren due to cash not being available under the current line of credit. Had the funds been available and Netzler and Dahlgren been paid when due the Company would have used approximately $165,000 of cash from operation activities.

The Company entered into an Inventory and Accounts Receivable Loan and Security Agreement ("Loan Agreement") on February 28, 1997 with the National Bank of Canada and National Canada Business Corp. (herein collectively called the "Lender"). The Loan Agreement was amended and restated on April 30, 1999 and allows the Company to borrow up to a maximum of $1,250,000. Loans made under the new Loan Agreement are evidenced by a demand promissory Note. The Loan Agreement allows the Company to borrow pursuant to a borrowing formula which is secured by Company's personal property as collateral. The Company's outstanding loan amount at any one time shall not exceed the lesser of (a) U.S $1,250,000 or (b) 80% of
i) Qualified Accounts receivable (as defined in the Loan Agreement) that are non-project Qualified Accounts and ii) Qualified Accounts that are project Qualified Accounts plus 50% of all eligible inventory (as defined in the Loan Agreement) , but in no event shall (A) Inventory Value be in excess of $300,000 and (B) Inventory Value and Qualified Accounts that are project Qualified Accounts be in excess of $450,000. The borrowed funds will bear interest at the Lender's prime rate plus 2.75% per annum . The Loan Agreement is further secured by 1) an Inventory Repurchase Agreement and 2) a $450,000 irrevocable Letter of Credit issued by a Swedish bank. Netzler & Dahlgren Co. AB (NDCab) is obligated to repay the letter of credit bank any funds it disburses under the Letter of Credit. The Company is ultimately responsible to repay to NDCab for any amounts it pays in reimbursing the letter of credit bank. The Repurchase Agreement guarantees that NDCab will repurchase from the Company on certain conditions up to $300,000 worth of inventory, thereby providing funds to pay the Lender should the Company default on its loan obligations.

The lender, at its discretion, may demand payment upon written notice to the Company. The maturity date has been extended to October 31, 1999, or upon demand by the Bank. The extension was conditional upon Netzler & Dahlgren extending its $450,000 irrevocable Letter of Credit to the Bank through November 1, 1999. To further secure Netzler & Dahlgren for providing the Letter of Credit the Company entered into a Reimbursement Agreement under which the Company granted to Netzler and Dahlgren a security interest in the Company's land and building; such collateral is a junior lien to the primary mortgage lender's security interest.

During May 1999, the mortgage loan maturity date was extended for thirteen months from May 16, 1999 to June 16, 2000. The interest rate on the note remained at 9.5%, and the combined principle and interest monthly payment of $13,912 was also unchanged .

During the second quarter of 1999 the Company delayed payments of approximately $240,000 to its affiliate Netzler and Dahlgren so not to exceed current borrowing maximums from the demand promissory note. Such past due payable are accruing interest at 16% per annum. The Company continues to have difficulty obtaining adequate lines of credit to meet its operating needs due to the poor results of the last two years and its low equity position. Bank relations have improved especially since the new bookings received during the second quarter but the banks are still very cautious. This is evidenced by short extensions of credits, increased interest rates and the continued requirement to have guarantees from Netzler and Dahlgren. The Company has no assurances that such support will continue from Netzler and Dahlgren leaving the Company very dependent under the present conditions.

The Company is exploring the possibility of raising additional equity capital, subordinated debt directly or possibly through a business combination in order to improve its financial position, its independence and have the working capital to address potential growth opportunities. There can be no assurance that the Company will be successful in raising the additional capital or subordinated debt to improve its financial position. The Company's ability to continue as a going concern would be adversely affected if financial support from Netzler & Dahlgren does not continue or equity and/or debt financing is not obtained in the near future or if revenues do not increase to consistently provide earnings for the Company.

PART II.  OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. CHANGES IN SECURITIES
             .
        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a) The annual meeting of shareholders of the Company was held on May 7, 1999.

    (b) The following individuals were elected directors of the Company:

         Goran P. R. Netzler
         Ralph Dollander
         Jan H. L. Jutander
         Richard Schofield
         Raymond O. Gibson

    (c) Other matters voted upon and voting were as follows:



    (i) Ratification of the selection of McGladrey & Pullen, LLP by the Board of Directors as the Company's independent auditors.

                    For                Abstain          Against
                    ---                -------          -------
                 3,237,328             12,765           32,345

ITEM 5. OTHER INFORMATION

           None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits -

             Press Releases:

             None

         (b) Reports on Form 8-K

             Receipt of purchase orders for Laser Guided vehicle Systems to be installed at DaimlerChrysler facilities file May 24, 1999 on Form 8K.

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

Date: July 14,1999

                                  EXHIBIT INDEX



The following documents are included in this Form 10-QSB as an Exhibit:



                    Designation Number
                    Under Item 601 of
Exhibit Number      Regulation S-K        Exhibit Description                                          Page Number
------------------- --------------------- ------------------------------------------------------------ ------------

(A) Exhibits:


1.                           10           Second amendment to inventory and accounts receivable loan and security agreement between NDC Automation, Inc. and
                                          National Bank of Canada dated April 30, 1999                      19

2.                           10           Amended, restated and substituted secured note between NDC
                                          Automation, Inc. and National bank of Canada dated April
                                          30, 1999.                                                         22

3.                           10           North Carolina Note Modification between NDC Automation,
                                          Inc. and First Citizens Bank & Trust Company dated May 21,
                                          1999                                                              25

4.                           10           Employment Agreement between NDC Automation, Inc. and
                                          Claude Imbleau dated March 1, 1999.                               31

5.                           27           Financial schedule                                                35
