Form 10QSB
period 1999-08-31
NDC AUTOMATION INC
filed 1999-09-30
CIK 859621

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                August 31, 1999
- --------------------------------------------------------------------------------


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                                        to
- --------------------------------------------------------------------------------

Commission file number                                    0-18253
- --------------------------------------------------------------------------------

                              NDC Automation, Inc.
- --------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Delaware                                       56-1460497
- --------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

3101 Latrobe Drive, Charlotte, North Carolina                         28211-4849
- --------------------------------------------------------------------------------
 (Address of principal executive offices)

                                 (704) 362-1115
- --------------------------------------------------------------------------------
                           (Issuer's telephone number)

                                       N/A
- --------------------------------------------------------------------------------
 (Former name, former address, and former fiscal year, if changed since last report)

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

  Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ]No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

  As of September 30, 1999, there were 3,453,451 shares of common stock outstanding.

  Transitional Small Business Disclosure Format (Check one):
    Yes [ ]; No [X]

                                    I N D E X



                                                                            PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

           Condensed Balance Sheets
             August 31, 1999 (Unaudited) and November 30, 1998               3-4

           Condensed Statements of Operations
             Three and Nine months ended August 31, 1999 and August 31, 1998
             (Unaudited)                                                      5

           Condensed Statements of Cash Flows
             Nine months ended August 31, 1999 and August 31, 1998
             (Unaudited)                                                      6

           Notes to Condensed  Financial Statements                          7-9

Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           10-17


PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings                                                 18

Item 2.     Changes in Securities and use of proceeds                         18

Item 3.     Defaults Upon Senior Securities                                   18

Item 4.     Submission of Matters to a Vote of Security Holders               18

Item 5.     Other Information                                                 18

Item 6.     Exhibits and Reports on Form 8-K                                  18

            (a) Exhibits -- Press Releases and other Exhibits                 18
            (b) Reports on Form 8-K                                           18

SIGNATURES                                                                    19

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                              NDC AUTOMATION, INC.

                            CONDENSED BALANCE SHEETS

                                                       AUGUST 31,   November 30,
                                                         1999          1998
                                                      (UNAUDITED)
- --------------------------------------------------------------------------------

      ASSETS (Note 4)

CURRENT ASSETS
     Cash and cash equivalents                        $   66,303     $   62,923
     Accounts receivables, net                           825,181        805,891
     Inventories                                         498,743        593,794
     Costs and estimated earnings in excess of
            billings on uncompleted contracts             13,330        136,547
     Prepaid expenses and other assets                    33,211         47,583

- --------------------------------------------------------------------------------
             Total current assets                     $1,436,768     $1,646,738
- --------------------------------------------------------------------------------


PROPERTY AND EQUIPMENT
      Land                                            $  300,000     $  300,000
      Building and improvements                        1,126,623      1,126,623
      Furniture, fixtures and office equipment,          159,549        138,746
      Machinery and equipment                             62,886         59,325
- --------------------------------------------------------------------------------
                                                      $1,649,058     $1,624,694


       Less accumulated depreciation                     625,776        564,782
- --------------------------------------------------------------------------------
                                                      $1,023,282     $1,059,912
- --------------------------------------------------------------------------------


================================================================================
                                                      $2,460,050     $2,706,650
================================================================================

Note: The Condensed Balance sheet at November 30, 1998 has been taken from the
           Audited Financial Statements at that date.

See Notes to Condensed Financial Statements

                                                              AUGUST 31,     November 30,
                                                                1999            1998
                                                             (UNAUDITED)
- ---------------------------------------------------------------------------------------


      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Note payable, bank (Note 4)                             $   119,846    $   346,657
     Current maturities of long- term debt (Note 4)            1,190,235      1,239,472
     Accounts payable and accrued expenses;
             including affiliates $564,750 at 1999
             and $169,837 at 1998                                727,523        508,002
     Billings in excess of costs and estimated
              earnings on uncompleted contracts                  304,151        116,332
- ---------------------------------------------------------------------------------------
             Total current liabilities                       $ 2,341,755    $ 2,210,463
- ---------------------------------------------------------------------------------------
LONG-TERM DEBT (Note 4 )                                     $      --      $   114,889
- ---------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
       Preferred stock, par value $.01 per share
             authorized 1,000,000 shares; no shares issued   $      --      $      --
       Common stock, par value $.01 per share;
                11,000,000 shares authorized
                at 1999 and 1998; 3,453,451 shares
               issued at 1999 and 1998                            34,534         34,534
       Additional paid-in capital                              4,211,566      4,211,566
       Accumulated deficit                                    (4,127,805)    (3,864,802)

- ---------------------------------------------------------------------------------------
                                                             $   118,295    $   381,298
=======================================================================================
                                                             $ 2,460,050    $ 2,706,650
=======================================================================================

                              NDC AUTOMATION, INC.


                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Three Months Ended                   Nine Months Ended
                                                        AUGUST 31,      August 31,         AUGUST 31,        August 31,
                                                           1999            1998               1999              1998
- -----------------------------------------------------------------------------------------------------------------------

Net revenues                                           $ 1,130,574    $ 1,085,698        $ 3,288,467       $ 2,726,895
Cost of goods sold                                         720,617        603,289          1,952,155         1,575,874
- -----------------------------------------------------------------------------------------------------------------------
    Gross profit                                       $   409,957    $   482,409 #      $ 1,336,312       $ 1,151,021
- -----------------------------------------------------------------------------------------------------------------------

Operating expenses:
      Selling                                          $   173,124    $   149,702        $   536,580       $   506,555
      General and administrative                           297,395        194,969            871,206           758,904
- -----------------------------------------------------------------------------------------------------------------------
                                                       $   470,519    $   344,671        $ 1,407,786       $ 1,265,459
- -----------------------------------------------------------------------------------------------------------------------
            Operating income (loss)                    $   (60,562)   $   137,738        $   (71,474)      $  (114,438)

Net interest expense                                       (66,764)       (38,617)          (191,529)         (183,321)
- -----------------------------------------------------------------------------------------------------------------------

Income (loss) before income taxes                      $  (127,326)   $    99,121        $  (263,003)      $  (297,759)

Federal and state income taxes  (Note 2)                      --             --                 --                --
- -----------------------------------------------------------------------------------------------------------------------
           Net Income (loss)                           $  (127,326)   $    99,121        $  (263,003)      $  (297,759)
=======================================================================================================================

Weighted average number of common
     shares outstanding                                  3,453,451      3,453,451          3,453,451         3,453,451
- -----------------------------------------------------------------------------------------------------------------------

Income (loss) per common share - basic (Note 3)        $     (0.04)   $      0.03        $     (0.08)      $     (0.09)
Income (loss) per common share - diluted (Note 3)      $     (0.04)   $      0.03        $     (0.08)      $     (0.09)

=======================================================================================================================

Dividends per common share                             $      --      $      --          $      --         $      --
=======================================================================================================================

See Notes to the Condensed Financial Statements

                              NDC AUTOMATION, INC.


                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            Nine Months Ended
                                                                        AUGUST 31,      August 31,
                                                                           1999            1998
- --------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN)
     OPERATING  ACTIVITIES                                             $ 428,966        $(362,982)
- --------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from sale of property and equipment                     $    --          $   1,500
      Purchase of property and equipment                                 (24,363)          (8,585)
- --------------------------------------------------------------------------------------------------

             NET CASH USED IN
                  INVESTING ACTIVITIES                                 $ (24,363)       $  (7,085)
- --------------------------------------------------------------------------------------------------

CASH FLOW FROM FINANCING ACTIVITIES
        Net borrowings (payments) on revolving credit  agreement       $(226,811)       $  12,051
        Principal payments on long-term borrowings                      (164,126)         (81,156)
        Proceeds from current and long-term borrowings                      --            402,182
- --------------------------------------------------------------------------------------------------

             NET CASH PROVIDED BY (USED IN)
                  FINANCING ACTIVITIES                                 $(390,937)       $ 333,077
- --------------------------------------------------------------------------------------------------
       Effect of foreign currency exchage rates changes
          on cash and cash equivalents                                 $ (10,286)       $   4,185
- --------------------------------------------------------------------------------------------------
       Increase (decrease) in cash and cash equivalents                $   3,380        $ (32,805)

      Cash and cash equivalents:

           Beginning                                                      62,923           72,368
- --------------------------------------------------------------------------------------------------
           Ending                                                      $  66,303        $  39,563
==================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Cash payments  for :
           Interest                                                    $ 174,531        $ 183,219
           Income taxes                                                $    --          $    --
==================================================================================================

See Notes to the Condensed  Financial Statements

                              NDC AUTOMATION, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 1.


The unaudited internal condensed financial statements and related notes have been prepared by NDC Automation, Inc. (the "Company"), without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at August 31, 1999, and for all periods presented, have been made.


Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended November 30, 1998. The results of operations for the nine months ended August 31, 1999 are not necessarily indicative of the operating results for the full year.



NOTE 2. INCOME TAXES


The Company did not recognize any income tax benefits in 1998 and 1999 for its current losses as utilization of operating loss carryforwards in the future are not assured to be realized.

NOTE 3. EARNINGS (LOSS) PER COMMON SHARE:

The Company adopted Statement of Financial Accounting Standards No. 128 (SFAS No.128) Earnings Per Share, which supersedes APB Opinion No. 15. SFAS No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants, and convertible securities, outstanding that trade in a public market. Basic per share amounts are computed, generally, by dividing net income or loss by the weighted-average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is antidilutive, thereby reducing a loss or increasing the income per common share. The Company had excercisable options outstanding under two separate plans to purchase a total of 81,777 and 146,833 shares of common stock, respectively, at a weighted-average exercise price of varying amounts. The inclusion of those potential common shares in the calculation of diluted earning (loss) per share would have an antidilutive effect. Therefore, basic and diluted earnings (loss) per share amounts are the same in 1999 and 1998.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS



NOTE 4. PLEDGED ASSETS, NOTE PAYABLE, BANK AND LONG-TERM DEBT

The Company has the following note payable to a Bank at August 31, 1999:

Note Payable Agreement that allows the Company to borrow up to
$1,250,000 and bears interest at the lender's prime rate plus
2.75% per annum . The Company's loan outstanding shall not exceed the lesser of (a) U.S. $1,250,000 or (b) 80% of i) Qualified
Accounts receivable (as defined in the Loan Agreement) that are non-project Qualified Accounts and ii) Qualified Accounts that are project Qualified Accounts (as defined in the Loan
Agreement) plus 50% of all eligible inventory, but in no event shall (A) Inventory Value be in excess of $300,000 and (B)
Inventory Value and Qualified Accounts that are project Qualified
Accounts be in excess of $450,000. The loan agreement is further secured by 1) an Inventory Repurchase Agreement and 2) a $450,000
irrevocable Letter of Credit issued by a Swedish Bank. Netzler &
Dahlgren Co. AB (NDCab) is obligated to repay the letter of
credit bank any funds it disburses under the Letter of Credit.
The Company is ultimately responsible to repay to NDCab any
amounts it pays in reimbursing the Letter of Credit Bank . The
Repurchase Agreement guarantees that NDCab will repurchase on certain conditions up to $300,000 worth of inventory, thereby providing funds to pay lender should the Company be in default on its loan obligations. The Loan Agreement terminates upon demand
by the Bank or October 31, 1999. (1)(2)                                $ 127,846
================================================================================

Long-term debt consists of the following at August 31, 1999:

Mortgage note payable to a bank, based on a 9.5% fixed rate.
Original principal balance of $1,013,484 to be repaid in twelve
(12) consecutive monthly principal and interest payments of
$13,912, with one final payment of Approximately $939,666 due on
June 16, 2000 . The note is collaterized by the Company's land and building with a carrying value of $947,949. The loan also contains certain financial covenants to which the Company must
adhere.                                                                $ 995,878

Note payable to Netzler & Dahlgren Co AB, based on a 16.0% fixed rate. Original principal balance of $402,182 to be repaid in twenty-four (24) consecutive monthly principal payments of
133,529 Swedish Krona, or approximately US$16,757 per month
depending on the exchange rate at time of payment, plus interest.
As of August 31, 1999 the Company was delinquent on the last two payments. The note is collaterized by a secondary position on the
Company's land and building with a carrying value of $947,949.           194,358
- --------------------------------------------------------------------------------
                                                                       1,190,236

Less current maturities:                                               1,190,236
- --------------------------------------------------------------------------------
                                                                      $     -
================================================================================

(1) The prime rate at August 31, 1999 was 8.25%
(2) The line of credit is secured by a first priority security interest in the Company's accounts receivable, inventory, software and intangibles.
Maturities of long-term debt at August 31, 1999 are as follows:

    Year Ending
    August 31,
- --------------------------------------------------------------------------------

       1999                                                          $ 1,190,236
       2000

- --------------------------------------------------------------------------------
                                                                     $ 1,190,236
================================================================================

                     NOTES TO CONDENSED FINANCIAL STATEMENTS



NOTE 5.  CONTINUED OPERATIONS

The Company has suffered significant losses from operations in 1998 and 1997. This raised substantial doubt about the Company's ability to continue as a going concern. However, during the second quarter of 1999 the Company received new orders totaling in excess of $3,000,000 and the Company signed a Merger Agreement as described in Note 6. The Company's ability to continue as a going concern would be adversely affected if the proposed merger is not consummated and the financial support from Netzler & Dahlgren is withdrawn. Should the merger not occur the Company would still require equity and/or debt financing in the near future, unless revenues that can be financed by the banking community increase substantially to consistently provide earnings for the Company.

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

NOTE 6. PROPOSED MERGER

     On September 13, 1999 the Company entered into a definitive agreement to merge with a subsidiary of Portec, Inc. Portec, Inc. is a subsidiary of J Richard Industries (See Company's 8K filing dated September 17, 1999). The transaction is structured as a merger in which the newly-formed subsidiary of Portec will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Portec. In the merger, stockholders of the Company will receive $0.75 per share in cash for a total transaction value in excess of $2.5 million. The transaction is subject to customary conditions including approval by the Company's shareholders. The transaction is expected to close in the fourth quarter of the Company's 1999 fiscal year.

     The Company retained Willamette Management Associates as its financial advisor. Willamette has rendered its opinion to the Board of Directors that the consideration to be paid in the merger is fair to the stockholders from a financial point of view.

      J Richard Industries, L.P. is a Toledo, Ohio-based manufacturer and distributor of components used in the materials handling, sports, fitness and automotive markets. Portec is a leading manufacturer of highly engineered materials handling subsystems in the industrial automation market. Its products include specialty conveyor systems such as power turns, spirals and chutes, electronic wire guidance controllers for lift trucks, and conveyor systems used in the material handling and sorting of recycled materials.

     The merger is expected to primarily provide the financial support required by NDCA to pursue its strategic business plan and, by combining complimentary products of the Pathfinder division of Portec with that of the Company, the combined entity should be in a position to better serve its existing and potential customers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the financial statements (including the notes thereto) presented elsewhere herein.

OVERVIEW
     The Company derives virtually all of its revenues from the sale of hardware, software and engineering services in connection with projects incorporating its Automated Guided Vehicle (AGV) control technology. In prior years the Company's net revenues from AGV systems, vehicles and technology were derived primarily from sales to customers serving two industries -- textiles and newspaper publishing. Net revenues since 1995 however have been derived from other industries, e.g. automotive, CD manufacturing, food, paper. The Company's results of operations can be expected to continue to depend substantially upon the capital expenditure levels in those industries and in other industries that it may enter. During 1996 and for the first three quarters of 1997, the Company refocused its sales efforts to existing original equipment manufacturers (OEMs) and system integrators in the AGV systems industry. Such OEMs and system integrators have historically sold products to end users to whom the Company occasionally had direct sales. The Company reduced its sales effort to such end users to avoid competing with its intended OEM customers. In September of 1997, however, the Company began to again pursue AGV system sales in selected market niches to supplement revenues obtained from sales to OEMs and system integrators.

     Due to the long sales cycle involved, uncertainties in timing of projects, and the large dollar amount a typical project usually bears to the Company's historical and current quarterly and annual net revenues, the Company has experienced, and may be expected to continue to experience, substantial fluctuations in its quarterly and annual results of operations.

     The Company sells its products and services primarily in two ways. Vehicles, technology and other products and services may be sold in a "project" that becomes an integrated AGV system. Another way is to sell hardware, software and services as standard items, with less involvement by the Company in overall system design. The Company generally would recognize lower net revenue but would realize a higher gross profit margin percentage in selling standard items, in each case compared to the sale of a project, due to the inclusion in project sales of other vendors' products and services with margins generally lower than the Company's own products and services. Between any given accounting periods, the levels of and mixture of standard item sales and project sales can cause considerable variance in net revenues, gross profit, gross profit margin, operating income and net income.

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

     Project contracts are billed upon attainment of certain "milestones." The Company grants payment terms of 30 to 90 days to its customers. It typically receives a cash advance ranging from 10% to 30% of the total contract amount. Bills are thereafter delivered as milestones are reached. Upon delivery of the project, the customer typically reserves a "retainage" of 10% to 20% pending system acceptance.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

================================================================================

     PROPOSED ACQUISITION OF NDCA BY PORTEC: On September 13, 1999 the Company entered into a definitive agreement to merge with a subsidiary of Portec, Inc. Portec, Inc. is a subsidiary of J Richard Industries (See Company's 8K filing dated September 17, 1999). The transaction is structured as a merger in which the newly-formed subsidiary of Portec will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Portec. In the merger, stockholders of the Company will receive $0.75 per share in cash for a total stock transaction value in excess of $2.5 million. In addition, as part of the merger closing, the Company's bank debt (line of credit and mortgage) will be paid in full as well as the Netzler & Dahlgren note payable. It is presently estimated that such debt will be in excess of $1.3 million at closing. The transaction is subject to customary conditions including approval by the Company's shareholders. The transaction is expected to close in the fourth quarter of the Company's 1999 fiscal year.

     The Company retained Willamette Management Associates as its financial advisor. Willamette has rendered its opinion to the Board of Directors that the consideration to be paid in the merger is fair to the stockholders from a financial point of view.

      J Richard Industries, L.P. is a Toledo, Ohio-based manufacturer and distributor of components used in the materials handling, sports, fitness and automotive markets. Portec is a leading manufacturer of highly engineered materials handling subsystems in the industrial automation market. Its products include specialty conveyor systems such as power turns, spirals and chutes, electronic wire guidance controllers for lift trucks, and conveyor systems used in the material handling and sorting of recycled materials.

     The merger is expected to primarily provide the financial support required by NDCA to pursue it strategic business plan and by combining complimentary products of the Pathfinder division of Portec, the newly formed entity should be in a position to better serve its existing and potential customers.


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

     HARCON AGREEMENT AND NEW ORDERS: On January 27, 1999 the Company signed an agreement with Harcon Engineering, Inc. ("Harcon") of Roseville, Michigan with the objective of jointly pursuing material handling systems projects, primarily in the automotive industry. The Company received in January 1999 an order from Harcon for the design phase of a major laser guided AGV system to be installed at a new DaimlerChrysler facility in the Detroit area. The design phase order together with manufacturing orders received in May of 1999 related to the project increased the Company's backlog at May 31, 1999 to a the highest level since November 1995. The recent orders confirm management's efforts to increase revenues.


       ENTERTAINMENT INDUSTRY AND POWERWAY PRODUCTS: The Company received during the second quarter an order of approximately $130,000 for its Powerway products from a major entertainment customer. The order is extremely important to the Company because it was the first significant order for the Powerway product line. The Powerway line was introduced as part of the Company's strategy to expand its distribution revenues and profitability. This same major entertainment customer ordered a pilot project involving the Company's AGV technology outside North America . The Company does not generate revenues from projects outside its territory (such sales per the Master License Agreement are handled by Netzler & Dahlgren or their licenses) but these projects may provide significant opportunities for the Company should similar projects be pursued in North America. In September, 1999, the Company received an order in excess of $500,000 for Schabmuler drives and Powerway products from the above pilot project.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

================================================================================

      RISK ASSOCIATED WITH YEAR 2000: The Company, in its day to day operations, relies upon various computer software and hardware that may be adversely affected by a change in the millennium, from 1999 to 2000. In general, information systems experts have predicted that a wide variety of problems, from system failures to data entry and transfer errors, will result from the turn of the century. Repeated system failures, data entry and transfer errors and similar computer problems would result in a material adverse effect on the Company and its operations. However, the Company has examined most of its computer hardware and software and, based on such examination, does not anticipate any significant internal problems as a result of the change in millennium.

         The Company has assessed its accounting, network, communication and other material systems for Y2K compliance. The investigation has revealed that these systems are not Y2K compliant, but such software or hardware can be purchased or upgraded to comply. The accounting software system was upgraded and testing was completed in mid September 1999. Hardware systems are to be upgraded or purchased and tested also by the end of October 1999. Costs associated with the Company's Y2K compliance are estimated to be approximately $20,000 for software upgrades and approximately $70,000 for hardware. The Company expects to lease such upgrades and purchases for approximately $3,000 a month, which is in line with management's operating and maintenance budgets.

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

         The Company has also sent by registered mail to most of its critical customers information on the Company's products, describing Y2K issues and testing procedures. The Company has requested replies to a questionnaire included in the mailing, which targets the Customer's Y2K AGVsystem readiness and overall Y2K readiness. Responses to the mailing will help the Company assess risk, plan for Y2K issues and provide the customer service required should any Y2K issues arise. Results of the mailing are not yet complete, but the Company expects to continue this Y2K related work until the end of the year.

         It is difficult to provide a description of a worst case Y2K scenario. There are many things that are beyond the Company's control such as local and foreign government operations, as well transportation and delivery services. The Company has to assume that there will not be an extended total break down of common business operations in the USA and Europe; if this would occur, the Company would not be in a position to operate as a going concern. In analyzing the Company's current operations, the worst case scenario would most likely be that the equipment and software it plans to purchase fails to solve its Y2K issues. In such a situation the Company would be forced to a manual system of operation which could be implemented in a relatively short period due to the present size of the Company.

         The Company's present contingency plan should a worst case scenario event occur includes but is not limited to:
(a) Employee awareness and training for modified operations;
(b) Hard copy print outs and software backups of all information;
(c) Continued relations with a qualified Y2K specialist;
(d) Increased inventory of certain critical components to meet potential demands from our customer service department; and
(e) Active information to and support of the Company's existing customer base with regard to Y2K issues.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

================================================================================

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

f)   Y2K related problems could be greater than anticipated.

g) Proposed merger with Portec may not materialize due to Portec's withdrawal or various other reason(s), e.g. a non-vote by the Company's stockholders or a superior bid .

RESULTS OF OPERATIONS

         The table below shows (a) the relationship of income and expense items relative to net revenues, and (b) the change between the comparable prior period and current period, for the three-month and nine-month periods ended August 31, 1999 and 1998, respectively. This table should be read in the context of the Company's condensed statements of income presented elsewhere herein:

                                                                                             Percentage of Change
                                                                                               Period to Period
                                                Percentage of Net Revenues                    Increase(Decrease)
- ---------------------------------- ------------------------------------------------------ ----------------------------
                                                                                              Three      Nine Months
                                                                                             Months         Ended
                                          Three Months                Nine Months             Ended      August 31,
                                             Ended                       Ended             August 31,
                                    August 31,    August 31,    August 31,    August 31,   1998 to 1999  1998 to 1999
                                       1999          1998          1999          1998           %             %
                                        %             %             %             %
- ---------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
Net Revenues                              100.0         100.0         100.0         100.0           4.1          20.6
Cost of Goods Sold                         63.7          55.6          59.4          57.8          19.5          23.9
- ---------------------------------- ------------- ------------- ------------- ------------- ------------- -------------

Gross Profit                               36.3          44.4          40.6          42.2         (15.0)         16.1
- ---------------------------------- ------------- ------------- ------------- ------------- ------------- -------------


Operating expenses:
Selling                                    15.3          13.8          16.3          18.6          15.7           5.9
General and administrative                 26.3          18.0          26.5          27.8          52.5          14.8
- ---------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
                                           41.6          31.8          42.8          46.4          36.5          11.3
- ---------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
Operating income (loss)                    (5.3)         12.6          (2.2)         (4.2)            *         (37.5)

Net interest expense:                      (5.9)         (3.6)         (5.8)         (6.7)         72.9           4.5
- ---------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before income taxes
                                          (11.2)          9.0          (8.0)        (10.9)            *         (11.7)

Federal  and state  income  taxes
(benefit)                                     -             -             -             -             -             -
================================== ============= ============= ============= ============= ============= =============

Net Income (loss)                         (11.2)          9.0          (8.0)        (10.9)            *         (11.7)
================================== ============= ============= ============= ============= ============= =============

* Because the data changes from negative to positive, or from positive to negative, the percentage of change is not meaningful.

QUARTER ENDED AUGUST 31, 1999 COMPARED TO THE QUARTER ENDED AUGUST 31, 1998

Net revenues increased by $44,878 or 4.1% from $1,085,698 in the earlier period to $1,130,574 in the latter period. Revenues for the current quarter were approximately even between project and distribution revenue. The Company present backlog includes a large project order for an automotive plant. The Company expects that revenues on this project will be recognized over the next six months.

Cost of goods sold increased from $603,289 to $720,617 or 19.5% due higher engineering cost and distribution purchased components compared to the prior year. As a percentage of net revenues, cost of goods sold increased compared to 1998 due to the Company realizing a lower margin on its engineering revenues compared to the prior year. Gross profit decreased by $72,452 or 15.0% from $482,409 to $409,957 while gross profit as a percentage of net revenues decreased to 36.3% from 44.4% due to the same factor. Such variations in % margin are considered normal due to the revenue mix between project and distribution.

Selling expenses increased from $149,702 to $173,124 or 15.7 % primarily due to increased travel and personnel expenses compared to the prior year. General and administrative expenses increased from $194,969 to $297,395, or 52.5% due primarily to expenses to date totaling approximately $44,000 associated to the proposed Portec merger. Other increases in costs include 1) a $12,000 software maintenance charge for Y2K upgrades, 2)increases in rental cost and 3) other expenses relating to personnel compared to the prior year. As a percentage of net revenues, general and administrative expenses increased from 18.0% to 26.3%.

Primarily as a result of the foregoing, operating income decreased by $193,148 from an operating income of $137,738 in the earlier period to an operating loss of $60,562 in the latter period.

Net interest expense increased from $38,617 to $65,163, an increase of $25,546, the increase was primarily due from accruing interest on delayed payments to Netzler & Dahlgren's trade payables compared to the prior year .

Primarily due to lower margins and increase expenses in 1999 compared to 1998 as mentioned above the Company incurred a net loss of $127,326 in 1999 compared to a net income of $99,121 in 1998.

BACKLOG. Backlog consists of all amounts contracted to be paid by customers but not yet recognized as net revenues by the Company. At August 31, 1999, the Company had a backlog of approximately $2,350,000 compared to approximately $900,000 one year earlier. The primary reason for the significant increase is the receipt of a major order from Harcon in May 1999 for a major installation at a DaimlerChrysler facility in Detroit. The backlog as of August 31, 1999 is very good compared to prior years and positions the Company to improve its results for the fiscal year ending 1999 compared to 1998 should the Company have adequate financing.

NINE MONTHS ENDED AUGUST 31, 1999 COMPARED TO NINE MONTHS ENDED AUGUST 31, 1998

Net revenues increased by $561,572, or 20.6%, from $2,726,895 in the earlier period to $3,288,467 in the latter period. The increase is primarily due to the increased distribution product sales which include approximately $130,000 of Powerway products and the Company's refocus on providing system solutions (project revenues) to its customers thereby increasing such revenues compared to the prior year.

Cost of goods sold increased from $1,575,874 to $1,952,155, or 23.9%, due primarily to the higher level of net revenues recognized in 1999. As a percentage of net revenues, cost of goods sold increased from 57.8% to 59.4%. Gross profit increased by $185,291, or 16.1%, from $1,151,021 to $1,336,312, while gross profit as a percentage of net revenues decreased from 42.2% to 40.6%.

Selling expenses increased from $506,555 to $536,580, or 5.9% primarily due to increases in personnel and show expenses. General and administrative expenses increased from $758,904 to $871,206, or 14.8%, compared to the prior year. The increase was primarily due to increased expenses associated to the proposed Portec merger, Y2K, rent expense for a new test facility, recruiting and other personnel cost compared to the prior year.

Primarily as a result of the foregoing, the operating loss for the period was $71,474 compared to an operating loss of $114,438 the prior year.

Net interest expense increased from $183,321 to $191,529 an increase of 4.5 %.

The Company did not recognize any tax benefits in 1999 domestically for its current loss as utilization of operating loss carryforwards in the future are not assured.

Primarily due to higher revenues in 1999 as described above, the Company reduced its net loss by $34,756 or by 11.7% from $297,759 in 1998 to $263,003 in 1999.

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

During the nine months ended August 31, 1999 net cash provided from operating activities was $428,966. As of August 31, 1999 the Company had been delaying payments of approximately $300,000 in trade payables to Netzler & Dahlgren due to cash not being available under the current line of credit. Had the funds been available and Netzler and Dahlgren been paid when due, the net cash provided from operating activities would have been approximately $128,966 for the nine month period.

During the third quarter the Company's working capital decreased by $1,070,046 to a deficit of $904,987 on August 31, 1999 compared to a working capital of $165,059 on May 31,1999. The large decline in the Company's working capital was the result of the Company's mortgage becoming a current liability in June of 1999 (see Note 4 of the Company's Financial Statements).

The Company entered into an Inventory and Accounts Receivable Loan and Security Agreement ("Loan Agreement") on February 28, 1997 with the National Bank of Canada and National Canada Business Corp. (herein collectively called the "Lender"). The Loan Agreement was amended and restated on April 30, 1999 and allows the Company to borrow up to a maximum of $1,250,000. Loans made under the new Loan Agreement are evidenced by a demand promissory Note. The Loan Agreement allows the Company to borrow pursuant to a borrowing formula which is secured by Company's personal property as collateral. The Company's outstanding loan amount at any one time shall not exceed the lesser of (a) U.S $1,250,000 or (b) 80% of
i) Qualified Accounts receivable (as defined in the Loan Agreement) that are non-project Qualified Accounts and ii) Qualified Accounts that are project Qualified Accounts plus 50% of all eligible inventory ( as defined in the Loan Agreement) , but in no event shall (A) Inventory Value be in excess of $300,000 and (B) Inventory Value and Qualified Accounts that are project Qualified Accounts be in excess of $450,000. The borrowed funds will bear interest at the Lender's prime rate plus 2.75% per annum. The Loan Agreement is further secured by 1) an Inventory Repurchase Agreement and 2) a $450,000 irrevocable Letter of Credit issued by a Swedish bank. Netzler & Dahlgren Co. AB (NDCab) is obligated to repay the letter of credit bank any funds it disburses under the Letter of Credit. The Company is ultimately responsible to repay to NDCab for any amounts it pays in reimbursing the letter of credit bank. The Repurchase Agreement guarantees that NDCab will repurchase from the Company on certain conditions up to $300,000 worth of inventory, thereby providing funds to pay the Lender should the Company default on its loan obligations.

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

The Company's strategy depends heavily on securing project business to grow. Such business is traditionally not financed by the banking community due to perceived risk associated with such jobs. In addition, the Company was informed that unless the Company's assets or equity were significantly higher and the Company could show consistent earnings that such project receivable financing would not be readily available. Under the present banking relationship the Company can realistically only borrow approximately $250,000 for such project receivables when the availability needed for inventory is taken into account. At the end of August 1999 the Company had approximately $670,000 of such project receivables which could not be fully utilized by the present borrowing formulae. By not being able to fully utilize its project assets for the line of credit, the Company experiences negative cash flows until such cash is received from the customer. Due to the above factors the Company delayed payments of approximately $300,000 to its affiliate Netzler & Dahlgren so not to exceed current borrowing maximums from the demand promissory note. Such past due payable are accruing interest at 16% per annum.

The Company also continues to have difficulty obtaining an adequate line of credit to meet its operating needs due to the poor results of the last two years and the Company's low equity position. Bank relations have improved especially since the new bookings received during the second quarter, but the banks are still very cautious. This is evidenced by short extensions of credits, increased interest rates and the continued requirement to have guarantees from Netzler & Dahlgren. NETZLER & DAHLGREN, HOWEVER, CAN NO LONGER ACCEPT DELAYED PAYMENTS FROM THE COMPANY AND DO NOT HAVE THE FINANCIAL RESOURCES TO PROPERLY FINANCE THE GROWTH OF THE COMPANY UNDER THE CURRENT STRATEGY. NETZLER & DAHLGREN HAS ALSO INDICATED THAT IT WILL NOT GUARANTEE THE COMPANY'S LOANS PAST FEBRUARY 2000, WHICH AT THAT TIME COULD TERMINATE THE EXISTING LINE OF CREDIT.

The Company has been exploring the possibility of raising additional equity capital, or subordinated debt, either directly or possibly through a business combination, in order to improve its financial position, its independence and have the working capital to address potential growth opportunities. Management currently believes that its present working capital needs are close to or greater than $1.5 million dollars. On September 13, 1999 the Company signed a merger agreement with Portec, as described previously in this report. The merger is expected to close by the end of November 1999 subject to shareholder approval. Under the merger agreement all long-term debt and lines of credit would be paid in full at closing. There can be no assurance that the Company will be successful in closing with Portec, as the merger agreement allows the buyer to withdraw should the financial condition of the Company materially change. The merger is also subject to Shareholder approval (see the Company's Form 8K filing of September 17, 1999). The Company's ability to continue as a going concern would be adversely affected if the proposed merger is not consummated and the financial support from Netzler & Dahlgren is withdrawn. Should the merger not occur the Company would still require equity and/or debt financing in the near future, unless revenues that can be financed by the banking community increase substantially to consistently provide earnings for the Company.

During May 1999, the mortgage loan maturity date was extended for thirteen months from May 16, 1999 to June 16, 2000. The interest rate on the note remained at 9.5%, and the combined principal and interest monthly payment of $13,912 was also unchanged. The Company has made all payments on a timely basis on the mortgage.

PART II.  OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
             .
        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits -


             Press Releases:

             1) Merger Agreement between NDC Automation, Inc. and Portec, Inc.
                dated September 13, 1999
             2) Receipt of Purchase order received for Powerway products dated
                September 28, 1999.

         (b) Reports on Form 8-K

             Definitive Merger Agreement between NDC Automation, Inc. and Portec ,Inc. filed September 17,1999 on Form 8K.

                                   SIGNATURES





In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                              NDC AUTOMATION, INC.
                                  (Registrant)






                                                   BY: /s/ Ralph Dollander
                                                      --------------------------
                                                   Ralph Dollander
                                                   President






                                                   BY: /s/ Claude Imbleau
                                                      --------------------------
                                                   Claude Imbleau
                                                   VP - Finance & Administration
                                                  (Chief Financial Officer)

Date: September 30,1999

                                  EXHIBIT INDEX



The following documents are included in this Form 10-QSB as an Exhibit:

                    Designation Number
                    Under Item 601 of
Exhibit Number      Regulation S-K                                                                     Page Number
                                          Exhibit Description
- ------------------- --------------------- ------------------------------------------------------------ ------------


(A) Exhibits:


1.                           10           Press release of agreement and Plan of merger agreement by      21-22
                                          and among NDC Automation, Inc., Hornett Acquistion Corp.
                                          and Portec, Inc. dated September 13, 1999. (incorporated by reference to Exhibit 1 to the Company's September 17, 1999
                                          Form 8K)
2.                           10           Agreement and Plan of Merger dated September 13, 1999 by          -
                                          and among NDC Automation, inc., Hornett Acquisition Corp.
                                          and Portec, Inc. (incorporated by reference to Exhibit 2 to the Company's September 17, 1999 Form 8K)
3.                           10           Second Restated Master License Agreement between NDC              -
                                          Automation, Inc. and Netzler et Dahlgren CO.AB dated
                                          September 13, 1999. (incorporated by reference to Exhibit 3 to the Company's September 17, 1999 Form 8K)
4.                           10           Press release announcing major order for Powerway products        23
                                          dated September 28, 1999.
5.                           27           Financial schedule                                                24