Form 10KSB
period 1999-11-30
NDC AUTOMATION INC
filed 2000-02-23
CIK 859621

--------------------------------------------------------------------------------
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [FEE REQUIRED]

For the fiscal year ended  November 30, 1999 or
                          -------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [NO FEE REQUIRED]

For the transition period from______________to______________
Commission file number   0-18253
                       ---------
                              NDC AUTOMATION, INC.
                 (Name of small business issuer in its charter)

            Delaware                                            56-1460497
----------------------------------                         --------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

            3101 Latrobe Drive, Charlotte, North Carolina       28211-4849
  ----------------------------------------------------------------------------
               (Address of principal executive offices)         (Zip Code)

                  Issuer's telephone number   (704) 362-1115
                                             ---------------

      Securities registered pursuant to Section 12(b) of the Exchange Act:

                                                  Name of each exchange on
               Title of each class                which registered

                      None                               None
                      ----                               ----

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                           .01 Par Value Common Stock
                           --------------------------
                                (Title of Class)

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

         State issuer's revenues for its most recent fiscal year: $5,818,222

         The aggregate market value of the voting stock held by non-affiliates of the Registrant was $1,317,358 based upon the closing sales price of Common Stock on OTC Bulletin Board on January 31, 2000 of $0.60 per share.

         As of January 31, 2000, 3,586,451 shares of Registrant's Common Stock, par value $.01 per share, were outstanding.

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

    In 1984, NDCS was organized to market radio frequency identification ("RFID") technology products.

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

     During the fiscal year ending November 30, 1996, the Company discontinued its marketing and distribution of the radio frequency identification products to primarily focus on its AGVS business. The Company also refocused its marketing and sales of AGVS equipment to OEM customers and system suppliers. In September 1997 the Company expanded it sales efforts to provide turn key AGV systems to end users in cases where the Company's OEM customers and system suppliers are not involved.

BUSINESS OF THE ISSUER

    The Company's core business is to be a supplier of controls hardware, software, engineering services and other components that are incorporated into automated guided vehicles ("AGV's" or "vehicles") and into systems that incorporate one or more such vehicles ("AGV systems"). AGV's are driverless, computer-controlled vehicles that are programmed to transport materials through designated pickup and delivery routines within a particular facility (usually a manufacturing or distribution facility) and to transmit information concerning system status, inventory tracking and system controls to a system controller. In 1999, sales of AGV related products and services accounted for almost all of the Company's net revenues as it did in 1998.

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

     The Company's traditional philosophy is to sell its hardware, software and engineering services to OEMs customers, i.e. manufacturers of AGVs, AGV systems and other vehicles that can be equipped for automation to fit the end-users' needs. The Company will sell such services through regular distribution or as a sub-contractor to such OEM customers. However, the Company may supply, from time to time, an end user in circumstances where the Company's OEM customer or system supplier is not available to implement or support such end user.

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

The Company is focusing its marketing efforts on its laser technology, Lazerway(TM), towards OEM customers as well as to existing users of AGV systems for up-grading and retrofitting purposes. The Company will also pursue system business direct with end-users when appropriate.

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

The Company also has introduced other but related product lines such as private labeled batteries and chargers, under the POWERWAY label, that can be distributed to targeted customers to supplement its existing AGV business. Revenues for such products were good in 1999.

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

THE MASTER LICENSE AGREEMENT

    The Company's AGV system products and services incorporate technology licensed by, and products purchased from, Netzler and Dahlgren Co. AB, a Swedish based company ("Netzler & Dahlgren"), as well as technology that it has acquired or developed itself. In accordance with the Master License Agreement ("MLA") dated December 1, 1987, as restated November 30, 1995, the Company receives Netzler & Dahlgren's AGV technology, hardware, software, know-how and consulting services. The Master License Agreement provides that the Company has the sole rights to commercially and technically utilize, apply and sub-license Netzler & Dahlgren's AGV system control technology and to sell its AGV system products in North America to OEMs who manufacture vehicles in North America. The MLA, however, does not prohibit customers in North America from purchasing complete AGVs equipped with Netzler & Dahlgren controls from a licensee of Netzler & Dahlgren who manufactures vehicles outside of North America. Netzler & Dahlgren products do not include standard or custom vehicle frames for AGVs. Ongoing use by the Company of AGVS technology unavailable from Netzler & Dahlgren, however, would allow Netzler & Dahlgren to terminate the Company's rights under the MLA.

   On November 30, 1995, the Company sold its laser technology to Netzler & Dahlgren and extended the Master License Agreement. The restated agreement continues to allow the Company to distribute the Netzler & Dahlgren laser technology as described above in North America. The Master License Agreement further provides that any enhancements or improvements of existing technology sponsored or developed by one party shall be the property of the original developer (subject to a royalty-free grant back to the other party for marketing outside the owner's territory). The agreement was extended for ten (10) years and will expire on December 1, 2005 and is subject to automatic two year extensions unless and until one party, in compliance with certain procedures, notifies the other of its intention to terminate the agreement. It provides for payment of a 10% royalty on sub-license fees received by the Company with respect to AGV system technology. It also provides for the sale of products at prices determined annually. Royalties are due 30 days following receipt of payment by the Company. During the fiscal year ended November 30, 1999, the Company incurred no royalties to Netzler & Dahlgren with respect to technology sub-licenses and purchased an aggregate of $844,414 of hardware, software and engineering consulting services from Netzler & Dahlgren.

The Company is pursuing modifications to the existing MLA. The primary reason for any adjustments would to better address the current and future AGV market for the Company. There can be no assurances that any such changes will be agreed to by Netzler and Dahlgren.

CUSTOMERS

     A substantial portion of the Company's business in any given year is derived from a limited number of customers, although the identity of those customers varies somewhat from year to year. For the fiscal year ended November 30, 1999, orders from the three largest customers accounted for 24.3%, 8.3% and 6.4% of the Company's net revenues. For fiscal 1998, orders from the three largest customers accounted for 12.2%, 12.0% and 11.4% of the Company's net revenues. For fiscal 1997, orders from the three largest customers accounted for 15.0%, 14.5% and 8.8% of the Company's net revenues.

     End users of the Company's products and services are reached generally by the Company's sales to system suppliers and OEMs.

    The Company sold products to over 11 system supplier and OEM customers in 1999 that acquire the Company's products under various types of agreements. Depending on the terms of such agreements, the system supplier can obtain hardware, software and access the Company's specific AGV system know-how.

    AGV system products and services sold to system suppliers, OEMs and Netzler & Dahlgren as a group accounted for approximately 57%, 57% and 76% of the Company's net revenues in the fiscal years ended November 30, 1999, 1998 and 1997, respectively. For the fiscal year ended November 30, 1999, such customers accounted for approximately $3.3 million in net revenues.

    The Company also sold in 1999 its AGV system products and services directly to end users to incorporate such components and equipment into AGV systems suitable for their particular needs. These end users often are major manufacturing concerns experienced in the application of sophisticated material handling systems for in-house use. System sales to end users have historically occurred in situations in which no suitable Company's OEM supplier could be identified for certain end users or when the Company desires to maintain its application know-how by dealing directly with such end users. AGV system products and services sold directly to end users accounted for approximately 43%, 43% and 24% of the Company's net revenues in the fiscal years ended November 30, 1999, 1998 and 1997, respectively.

MARKETING

    The Company's marketing strategy is to promote the advantages of its AGV control technology to the whole market, particularly the Lazerway(TM) system. The technology consists of a family of products, both hardware and software, capable of being incorporated into a broad variety of systems while preserving the identity and independence of the system supplier. The Company sales and distribution efforts are directed toward its OEM customers and system suppliers and end users in identified market segments. In its approach to certain prospective customers, the Company will suggest a teamed technology arrangement. In such an arrangement, the Company will work with its OEM customer to integrate the Company's products and services with their equipment. The goal is to fashion a material movement system that will satisfy the end user's particular needs. Such technology once installed can be maintained by factory floor technicians. This approach has been used in more than 1000 AGV systems with over 7,000 vehicles (composed of as few as one vehicle and as many as 50 vehicles).

    The Company's marketing program is led by its President, and implemented by its Marketing Manager and Sales Group, who are responsible for developing relationships with system suppliers, OEMs, distributors and end users. The Company attends the major trade shows held by the materials handling industry and advertises in various industry publications.

    Although the Company actively markets all of its products and services, a substantial part of its business is unsolicited. For example, a potential end user of the Company's products might solicit requests for proposals from more than one system supplier. A system supplier will incorporate the features of the Company's products and services in the technical specifications of its bid, in which case the pricing of its bid would reflect the cost of such products and services. It is possible for several system suppliers or OEMs to incorporate features of the Company's products and services into their bids, thus enhancing the likelihood that such products and services will be included in the AGV system finally selected by the end user. The bidding process takes, on the average, three months to one year for completion. The design, manufacture and installation of AGV systems utilizing the Company's products and services require an additional six to twelve months.

BACKLOG

    Backlog consists of all amounts contracted to be paid by customers but not yet recognized as net revenues by the Company. At November 30, 1999, the Company had a backlog of approximately $1,650,000 compared to $780,000 total backlog one year earlier. Substantial fluctuations in backlog are considered normal due to the size of AGV system contracts. Substantial fluctuations in the industry makeup of the Company's backlog also are considered normal.

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

    The Company did not spend any amount for R&D in fiscal 1999, 1998 or 1997.

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

     The terms of the MLA, do not prohibit Netzler & Dahlgren's licensees from entering the North American market to compete with the Company's sub-licensees or to supply completed AGVs to the Company's sub-licensees. Should such foreign licensees be successful in North America, the Company's potential revenues may significantly decrease. During 1999 and 1998 the Company noted an increased presence of such foreign licensees in the North American market compared to prior years. Management presently believes this trend may continue and without a greater number of North American sub-licensees such competition from Netzler & Dahlgren foreign licensees could be a material threat to the Company's current and potential revenues.

EMPLOYEES

    The Company presently employs 25 persons full-time. None of the Company's employees is a party to a collective bargaining agreement. The Company considers its employee relations to be good.

ITEM 2.  PROPERTIES

    The Company owns the premises that it occupies at 3101 Latrobe Drive in Charlotte. A bank holds a mortgage on the property in an original amount of $1,387,000, of which $977,846 was outstanding at November 30, 1999. The productive capacity of the building is approximately 13,000 square feet, all of which is currently utilized for executive offices, engineering, distribution and administration space. In addition to the above property the Company leases a 10,000 square foot warehouse and testing facility at 4101-E Barringer in Charlotte. The lease monthly cost is approximately $4,000.




ITEM 3.  LEGAL PROCEEDINGS

               None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock previously traded on the National Association of Securities Dealers, Inc. ("NASDAQ") National Market under the symbol "AGVS". The Company's common stock began trading on the OTC Bulletin Board in November, 1995. As of November 30, 1999, 3,586,451 of the Company's 11,000,000 authorized shares of Common Stock were issued and outstanding.

    Trading in the Company's securities commenced on March 28, 1990. The table below indicates quarterly high and low bid and asked information for the years ended November 30, 1999 and 1998, respectively, as provided to the Company by NASDAQ and OTC Bulletin Board. The quotations reflect inter-dealer prices, without dealer mark-up, mark-down, or commission, and may not represent actual transactions.

    The approximate number of holders of record of common stock of the Company as of January 31, 2000 was 175. The Company believes that there are approximately 800 owners of beneficial interest of the Company's common stock.

                                                                   Market Price per Share

                                       -------------------------------------------------------------------------------
                                                        1999                                    1998
                                       -------------------------------------------------------------------------------
                                              High                 Low                High                Low
Quarter Ended                            Bid       Ask       Bid       Ask       Bid       Ask       Bid       Ask
----------------------------------------------------------------------------------------------------------------------
February 28                              .40       .65       .15       .15       9/32     13/32      5/32      3/16
May 31                                   .79       .90       .31       .53      11/32      7/16      9/32     11/32
August 31                                .72       .88       .22       .38       .32       7/16      3/16      .24
November 30                              .63       .88       .26       .34       .22       .28       .125      .14
======================================================================================================================


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

ITEM 13.         EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
No.              Description

     (A) Exhibits:

Exhibit No.                          Description

10.3  (a)*           Agreement dated June 20, 1989 between the Company and
                     Schabmuller GmbH (incorporated by reference to Exhibit 10.4 to the Form S-18).

      (b)* Exclusive Distribution Agreement dated February 9, 1995 between the Company and Schabmuller GmbH (incorporated by reference to exhibit 10.4(b) to the Company's 1994 form 10-KSB).

      (c)* Distributorship Agreement dated February 19, 1998 between the Company and Schabmulerr Gmbh (incorporated by reference to exhibit 10.4(c) 1998 form 10KSB.

10.4  (a)*           Know-How, Firmware and Documentation License Agreement
                     dated November 30,1990 between the Company and Production
                     Machinery Corporation (incorporated by reference to Exhibit
                     10.8(a) to the Company's Form 10-K for the fiscal year ended November 30, 1991 (the 1991 Form 10-K)).

      (b)* Technology License Agreement dated January 30, 1998 between the Company and Mentor AGVS (incorporated by reference to exhibit 10.5(b) to the Company's 1998 form 10-KSB).

      (c) Technology License Agreement dated December 1, 1999 between the Company and Mentor AGVS

10.5  (a)*           Agreement and Plan of Merger dated September 13, 1999 by
                     and among NDC Automation, inc., Hornett Acquisition Corp.
                     and Portec, Inc. (incorporated by reference to Exhibit 2 to the Company's September 17, 1999 Form 8K)

      (b)* Second Restated Master License Agreement between NDC Automation, Inc. and Netzler et Dahlgren CO.AB dated September 13, 1999. (incorporated by reference to Exhibit 3 to the Company's September 17, 1999 Form 8K)

      (c )* Termination Agreement dated November 15, 1999 of the contemplated merger between Company and Portec, Inc. (incorporated by reference to Exhibit 2 to the Company's November 15, 1999 Form 8K)

      (d)* Stock Purchase Agreement dated November 15, 1999 between the Company and J Richard Industries LP (incorporated by reference to Exhibit 2 to the Company's November 15, 1999 Form 8K)

10.6 Exclusive Distribution Agreement dated October, 1999 between the Company and MicroPower

10.7 Service and Support Agreement dated December 14, 1999 between the Company and the Raymond Corporation.

ITEM 13.         EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
No.              Description
---              -----------

     (A) Exhibits:

Exhibit No.                          Description

10.8* Employment Contract between Ralph G. Dollander and the Company. (incorporated by reference to exhibit 10.14, 1995 form 10KSB).

10.9* Employment Agreement dated March 1, 1999 between Claude Imbleau and the Company (incorporated by reference to exhibit 4, to the Company's May 31, 1999 form 10QSB).

10.10 (a)*           NDC Automation, Inc. 1990 Stock Option Plan, as adopted
                     October 10, 1990 (incorporated by reference to Exhibit
                     10.47(a) to the Company's 1990 Form 10-K).

      (b)* Form of Stock Option Agreement (incorporated by reference to Exhibit 10.47(b) to the Company's 1990 Form 10-K).

10.11 (a)*           Form of Stock Purchase Agreement dated July 1, 1992 between the Company and NDC Technologies International, Ltd.
                     (incorporated by reference to Exhibit 10.50 to the Company's 1992 Form 10-K).

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

      (c)* North Carolina Note Modification dated May 21, 1999 between the Company and First Citizens Bank & Trust Company (incorporated by reference to exhibit 3 to the Company's May 31, 1999 Form 10QSB).

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

      (b)* Inventory and accounts receivable loan and security agreement dated February 28, 1997 between the Company and National Bank of Canada and National Canada Business Corp. (incorporated by reference to report on form 8K dated March 11, 1997).

      (c )* Confirmation letter for extending Line of Credit from National Canada Business Corp. to NDC Automation, Inc. dated April 1, 1998. ( incorporated by reference to exhibit 1 to the Company's May 31, 1998 Form 10QSB).

      (d)* First amendment to Inventory and accounts receivable loan and security agreement dated October 27, 1998 between the Company and National Bank of Canada and National Canada Business Corp. (incorporated by reference to Exhibit 10.11(d) to the Company's 1998 Form 10-KSB).

      (e)* First amendment to inventory repurchase agreement dated October 27, 1998 between the Company and National Bank of Canada and National Canada Business Corp. and Netzler & Dahlgren Co AB (incorporated by reference to Exhibit 10.11(e) to the Company's 1998 Form 10-KSB).

      (f)* Second amendment to inventory and accounts receivable loan and security agreement dated April 30 between Company and National Bank of Canada (incorporated by reference to exhibit 1 to the Company's May 31, 1999 Form 10QSB).

      (g)* Amended, restated and substituted secured note dated April 30, 1999 between Company and National Bank of Canada (incorporated by reference to exhibit 2 to the Company's May 31, 1999 Form 10QSB).

10.14 (a)*           Reimbursement Agreement between NDC Automation, Inc. and
                     Netzler & Dahlgren Co AB dated June 29, 1998 (incorporated by reference to exhibit 2 to the Company's May 31, 1998
                     Form 10QSB).

      (b)* Deed of Trust between NDC Automation, Inc. and Netzler & Dahlgren Co AB dated June 29, 1998 (incorporated by reference to exhibit 3 to the Company's May 31, 1998 Form 10QSB).

      (c)* Promissory Note between NDC Automation, Inc. and Netzler & Dahlgren Co AB dated June 30, 1998 (incorporated by reference to exhibit 4 to the Company's May 31, 1998 Form 10QSB).

10.15* Agreement for sales representation dated January 30, 1998 between the Company and Thrige Electric (incorporated by reference to exhibit 10.18 to the Company's 1997 form 10-KSB).

10.16* Representation Agreement dated January 27, 1999 between the Company and Harcon Engineering Inc. (incorporated by reference to exhibit 10.16 to the Company's 1998 Form 10-KSB).

11.1                 Computation of Earnings Per Share for November 30, 1999.

13.                  Company's 1999 Annual Report.

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

(B)  Reports on Form 8-K

1. September 17, 1999 8K filing for Agreement and Plan of Merger dated September 13, 1999 by and among NDC Automation, inc., Hornett Acquisition Corp. and Portec, Inc.

2. November 15,1999 8K filing for Termination Agreement dated November 15, 1999 of the contemplated merger between Company and Portec, Inc.

3. December 20, 1999 8k filing in reference to Ralph Dollander resignation from the Board.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    NDC AUTOMATION, INC.
                                    Registrant

                                    By:      /s/Ralph Dollander
                                       ----------------------------------------
                                             Ralph G. Dollander
                                             President
                                             Chief Executive Officer

                                    By:      /s/Claude Imbleau
                                       ----------------------------------------
                                             Claude Imbleau
                                             Chief Operating Officer
                                             Chief Financial Officer
Date: February 22, 2000                      Chief Accounting Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and date indicated.


                                    By:     /s/Goran P.R. Netzler
                                       ----------------------------------------
                                             Goran P. R. Netzler
                                             Chairman of the Board of Directors

                                    By:     /s/Jan H.L. Jutander
                                       ----------------------------------------
                                             Jan H. L. Jutander
                                             Director

                                    By:     /s/Richard D. Schofield
                                       ----------------------------------------
                                             Richard D. Schofield
                                             Director

                                    By:    /s/Raymond O. Gibson
                                       ----------------------------------------
                                             Raymond O. Gibson
                                             Director

Date: February 22, 2000