Form 10KSB/A
period 1999-11-30
NDC AUTOMATION INC
filed 2000-02-28
CIK 859621

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB/A
This 10-KSB/A is being filed solely for the purpose of updating and including exhibit 11.1 "Computation of earnings per share" which was omitted in the initial filing.

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act
    of 1934 [Fee Required]
For the fiscal year ended November 30, 1999 or
                          -----------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 [No Fee Required]
For the transition period from ______________ to ______________
Commission file number 0-18253
                       -------

                              NDC AUTOMATION, INC.
                 (Name of small business issuer in its charter)

            Delaware                                            56-1460497
-------------------------------                            -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                            Identification No.)

 3101 Latrobe Drive, Charlotte, North Carolina                 28211-4849
 ---------------------------------------------                 ----------
  (Address of principal executive offices)                     (Zip Code)

Issuer's telephone number   (704) 362-1115
                            --------------
Securities registered pursuant to Section 12(b) of the Exchange Act:
                                                      Name of each exchange on
       Title of each class                                which registered

              None                                              None
              ----                                              ----

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

                                      [X]

     State issuer's revenues for its most recent fiscal year: $5,818,222

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was $1,317,358, based upon the closing sales price of Common Stock on OTC Bulletin Board on January 31, 2000 of $0.60 per share.

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

Transitional Small Business Disclosure Format (check one) Yes   No  X
                                                             --     --

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            NDC AUTOMATION, INC.
                                            Registrant


                                            By: /s/ Claude Imbleau
                                                ------------------------
                                                Claude Imbleau
                                                Chief Operating Officer
                                                Chief Financial Officer
Date: February 28, 2000                         Chief Accounting Officer