Form 10QSB
period 2000-02-29
NDC AUTOMATION INC
filed 2000-04-14
CIK 859621

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended                                February 29, 2000
--------------------------------------------------------------------------------


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                            to
--------------------------------------------------------------------------------

Commission file number                                    0-18253
--------------------------------------------------------------------------------

                              NDC Automation, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                            Delaware                                                56-1460497
-----------------------------------------------------------------------------------------------------------
 (State or other jurisdiction of incorporation or organization)        (I.R.S. Employer Identification No.)

    3101 Latrobe Drive, Charlotte, North Carolina                     28211-4849
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

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         As of March 31, 2000, there were 3,586,451 shares of common stock outstanding.

         Transitional Small Business Disclosure Format (Check one):

           Yes [ ]; No [X]

                                    I N D E X

                                                                                                         Page
                                                                                                         ----

PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

               Condensed Balance Sheets
                  February 29, 2000 (Unaudited) and November 30, 1999                                      3-4

               Condensed  Statements of Operations
                  Three months ended February 29, 2000 and February 28, 1999
                  (Unaudited)                                                                                5

               Condensed  Statements of Cash Flows
                  Three months ended February 29, 2000 and February 28, 1999
                  (Unaudited)                                                                                6

               Notes to Condensed Financial Statements                                                     7-9

  Item 2. Management's Discussion and Analysis of Financial                                              10-15
             Condition and Results of Operations

PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                                                                 16

  Item 2. Changes in Securities                                                                             16

  Item 3. Defaults Upon Senior Securities                                                                   16

  Item 4. Submission of Matters to a Vote of Security Holders                                               16

  Item 5. Other Information                                                                                 16

  Item 6. Exhibits and Reports on Form 8-K                                                                  16

             (a)  Exhibits -- Press Releases and other Exhibits

             (b)  Reports on Form 8-K


SIGNATURES                                                                                                  17

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                              NDC AUTOMATION, INC.

                            CONDENSED BALANCE SHEETS

                                                                               FEBRUARY 29,      November 30,
                                                                                   2000              1999
                                                                               (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------

      ASSETS (Note 4)

CURRENT ASSETS
     Cash and cash equivalents                                                 $         -       $    45,240
     Accounts receivable, net                                                    1,216,223         1,882,293
     Inventories                                                                   519,146           366,365
     Costs and estimated earnings in excess of
            billings on uncompleted contracts                                        9,974            35,024
     Prepaid expenses and other assets                                              65,181            51,592

-------------------------------------------------------------------------------------------------------------------
             Total current assets                                              $ 1,810,524       $ 2,380,514
-------------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT
      Land                                                                       $ 300,000         $ 300,000
      Building and improvements                                                  1,126,623         1,126,623
      Furniture, fixtures and office equipment,                                    183,905           168,505
      Machinery and equipment                                                       63,415            63,415
-------------------------------------------------------------------------------------------------------------------
                                                                               $ 1,673,943       $ 1,658,543


       Less accumulated depreciation                                               667,748           646,867
-------------------------------------------------------------------------------------------------------------------
                                                                               $ 1,006,195       $ 1,011,676
-------------------------------------------------------------------------------------------------------------------
                                                                               $ 2,816,719       $ 3,392,190
===================================================================================================================

Note: The Condensed Balance sheet at November 30, 1999 has been taken from the Audited Financial Statements at that date.

See Notes to Condensed Financial Statements

                                                                               FEBRUARY 29,      November 30,
                                                                                   2000              1999
                                                                               (UNAUDITED)
------------------------------------------------------------------------------------------------------------------


      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Note payable, bank (Note 4)                                               $   133,323      $   168,153
     Current maturities of long- term debt (Note 4)                              1,021,001        1,087,740
     Accounts payable and accrued expenses;
             including amounts owed to affiliates of $520,241 at 2000
             and $416,581 at 1999                                                1,267,653        1,475,974
     Billings in excess of costs and estimated
              earnings on uncompleted contracts                                    209,633          209,272
------------------------------------------------------------------------------------------------------------------
             Total current liabilities                                         $ 2,631,610      $ 2,941,139
------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT (Note 4 )                                                       $         -      $         -
------------------------------------------------------------------------------------------------------------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
       Preferred stock, par value $.01 per share
             authorized 1,000,000 shares; no shares issued                     $         -      $         -
       Common stock, par value $.01 per share;
                11,000,000 shares authorized
                at 2000 and 1999; 3,586,451 shares
               were issued at 2000 and 1999                                         35,864           35,864
       Additional paid-in capital                                                4,260,236        4,260,236
       Accumulated deficit                                                      (4,110,991)      (3,845,049)

------------------------------------------------------------------------------------------------------------------
                                                                                 $ 185,109        $ 451,051
------------------------------------------------------------------------------------------------------------------
                                                                               $ 2,816,719      $ 3,392,190
==================================================================================================================

                              NDC AUTOMATION, INC.


                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                        Three Months Ended
                                                                                  FEBRUARY 29,      February 28,
                                                                                      2000              1999
----------------------------------------------------------------------------------------------------------------
Net revenues                                                                       $  977,398        $  932,029
Cost of goods sold                                                                    673,802           575,881
----------------------------------------------------------------------------------------------------------------
    Gross profit                                                                   $  303,596        $  356,148
----------------------------------------------------------------------------------------------------------------

Operating expenses:
      Selling                                                                      $  143,495        $  191,759
      General and administrative                                                      371,801           258,479
----------------------------------------------------------------------------------------------------------------
                                                                                   $  515,296        $  450,238
----------------------------------------------------------------------------------------------------------------
            Operating  loss                                                        $ (211,700)       $  (94,090)

Net interest expense                                                                  (54,242)          (62,686)
----------------------------------------------------------------------------------------------------------------

Loss before income taxes                                                           $ (265,942)       $ (156,776)

Federal and state income taxes  (Note 2)                                                    -                 -
----------------------------------------------------------------------------------------------------------------
           Net loss                                                                $ (265,942)       $ (156,776)
================================================================================================================

Weighted average number of common
     shares outstanding                                                             3,586,451         3,453,451
----------------------------------------------------------------------------------------------------------------

Loss per common share - basic (Note 3)                                             $    (0.07)       $    (0.05)
Loss per common share - diluted (Note 3)                                           $    (0.07)       $    (0.05)

================================================================================================================

Dividends per common share                                                         $        -        $        -
================================================================================================================

See Notes to Condensed Financial Statements

                              NDC AUTOMATION, INC.


                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                              Three Months Ended
                                                                                         FEBRUARY 29,    February 28,
                                                                                             2000            1999
---------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
     OPERATING  ACTIVITIES                                                                 $   57,954      $ (37,029)
---------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

      Purchase of property and equipment                                                   $  (15,400)     $ (13,354)
---------------------------------------------------------------------------------------------------------------------
             NET CASH USED IN
                INVESTING ACTIVITIES                                                       $  (15,400)     $ (13,354)
---------------------------------------------------------------------------------------------------------------------

CASH FLOW FROM FINANCING ACTIVITIES
        Borrowings (payments) on credit  agreement                                         $  (34,830)     $  71,213
        Principal payments on long-term borrowings                                            (66,739)       (50,522)
---------------------------------------------------------------------------------------------------------------------
             NET CASH PROVIDED BY (USED IN)
                  FINANCING ACTIVITIES                                                     $ (101,569)     $  20,691
---------------------------------------------------------------------------------------------------------------------
       Effect of foreign currency exchage rate changes
          on cash and cash equivalents                                                     $   13,775      $   7,752
---------------------------------------------------------------------------------------------------------------------
      Decrease in cash and cash equivalents                                                $  (45,240)     $ (21,940)

      Cash and cash equivalents:

           Beginning                                                                           45,240         62,923
---------------------------------------------------------------------------------------------------------------------
           Ending                                                                          $        -      $  40,983
=====================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Cash payments  for:
           Interest                                                                        $   45,316      $  62,753

=====================================================================================================================

See Notes to the Condensed Financial Statements

                              NDC AUTOMATION, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1.


The unaudited internal condensed financial statements and related notes have been prepared by NDC Automation, Inc. (the "Company"), without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at February 29, 2000, and for all periods presented, have been made.


Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended November 30, 1999. The results of operations for the three months ended February 29, 2000 are not necessarily indicative of the operating results for the full year.



NOTE 2. INCOME TAXES


The Company did not recognize any income tax benefits in 1999 and 2000 for its current losses as all prior taxes were recognized in the previous financial statements and utilization of operating loss carryforwards in the future are not assured to be realized.

NOTE 3. LOSS PER COMMON SHARE:

The Company adopted Statement of Financial Accounting Standards No. 128 (SFAS No.128) Earnings Per Share, which supersedes APB Opinion No. 15. SFAS No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants, and convertible securities, outstanding that trade in a public market. Basic per share amounts are computed, generally, by dividing net income or loss by the weighted-average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is antidilutive, thereby reducing a loss or increasing the income per common share. The Company had options outstanding to purchase a total of 134,092 and 81,777 shares of common stock, respectively, at a weighted-average exercise price of varying amounts. The inclusion of those potential common shares in the calculation of diluted loss per share would have an antidilutive effect. Therefore, basic and diluted loss per share amounts are the same in 2000 and 1999.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


   NOTE 4.  PLEDGED ASSETS, NOTE PAYABLE, BANK AND LONG-TERM DEBT

The Company has the following note payable to a Bank at February 29, 2000:

Note Payable Agreement that allows the Company to borrow up to $1,250,000 and bears interest at the lender's prime rate plus 2.75% per annum . The Company's loan outstanding shall not exceed the lesser of (a) U.S. $1,250,000 or (b) 80%
of i) Qualified Accounts receivable (as defined in the Loan Agreement) that are non-project Qualified Accounts and ii) Qualified Accounts that are project
Qualified Accounts (as defined in the Loan Agreement) plus 50% of all eligible inventory, but in no event shall (A) Inventory Value be in excess of $300,000 and (B) Inventory Value and Qualified Accounts that are project Qualified
Accounts be in excess of $450,000. The loan agreement is further secured by 1)
an Inventory Repurchase Agreement and 2) a $450,000 irrevocable Letter of Credit issued by a Swedish Bank. Netzler & Dahlgren Co. AB (NDCab) is obligated to repay the letter of credit bank any funds it disburses under the Letter of
Credit. The Company is ultimately responsible to repay to NDCab any amounts it pays in reimbursing the Letter of Credit Bank . The Repurchase Agreement
guarantees that NDCab will repurchase on certain conditions up to $300,000 worth of inventory, thereby providing funds to pay lender should the Company be in default on its loan obligations. The Loan Agreement terminates upon demand by the Bank or January 31,
2001. (1)(2)                                                                                            $   133,323
====================================================================================================================
Long-term debt consists of the following at February 29, 2000:

Mortgage note payable to a bank, based on a 9.5% fixed rate. Original principal balance of $1,013,484 to be repaid in twelve (12) consecutive monthly principal and interest payments of $13,912, with one final payment of approximately
$939,666 due on June 16, 2000 . The note is collaterized by the Company's land and building with a carrying value of $927,278. The loan also contains certain financial covenants to which the Company must adhere. As of November 30, 1999 the Company obtained waivers for certain financial covenants as
specified by the Mortgage note agreement.                                                               $   959,343

Note payable to Netzler & Dahlgren Co AB, based on a 16.0% fixed rate. Original principal balance to be repaid in twenty-four (24) consecutive monthly principal payments of 133,529 Swedih Krona, or approximately US$16,757 depending on the exchange rate at time of payment, plus interest. The note is collaterized by the
Company's land and building with a carrying value of $927,278.                                               61,658
--------------------------------------------------------------------------------------------------------------------
                                                                                                        $ 1,021,001

Less current maturities:                                                                                  1,021,001
--------------------------------------------------------------------------------------------------------------------
                                                                                                        $         -
====================================================================================================================
(1) The prime rate at February 29, 2000 was 8.75 %
(2) The line of credit is secured by a first priority security interest in the
    Company's accounts receivable, inventory and software.

Maturities of long-term debt at February 29, 2000 are as follows:

Year Ending
February 28
-------------------- -----------------------------------------------------------------------------------------------
       2001                                                                                             $ 1,021,001
       2002                                                                                                       -
-------------------- -----------------------------------------------------------------------------------------------
                                                                                                        $ 1,021,001
==================== ===============================================================================================

                     NOTES TO CONDENSED FINANCIAL STATEMENTS



NOTE 5.  CONTINUED OPERATIONS

In recent years the Company has suffered operating losses. This has left the Company with limited equity and negative working capital. The Company is also not in compliance with covenants of certain debt arrangements. This raises substantial doubt about the Company's ability to continue as a going concern.

Management has made plans in regards to these matters to develop an operating plan that will increase revenues and minimize losses. This plan includes a reorganization of present resources to support the following:

o    Establish and develop strategic alliances with selected customers

o    Pursue AGV system business in selected market niches

o    Grow the distribution business by adding new supplementary products

o    Expand the aftermarket sales business

The Company is also exploring raising additional equity to assist in reaching its goals.

Although the Company believes that its strategic plans will permit it to meet its 2000 working capital needs, there can be no assurance that the Company can successfully meet the objectives of such plans.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     The following discussion and analysis should be read in conjunction with the financial statements (including the notes thereto) presented elsewhere herein.

OVERVIEW
     The Company derives virtually all of its revenues from the sale of hardware, software and engineering services in connection with projects incorporating its Automated Guided Vehicle (AGV) control technology. In prior years the Company's net revenues from AGV systems, vehicles and technology were derived primarily from sales to customers serving two industries -- textiles and newspaper publishing. Net revenues since 1995 however have been derived from other industries, e.g. automotive, CD manufacturing, food and paper. The Company's results of operations can be expected to continue to depend substantially upon the capital expenditure levels in those industries and in other industries that it may enter. During 1996 and for the first three quarters of 1997, the Company refocused its sales efforts to existing original equipment manufacturers (OEMs) and system integrators in the AGV systems industry. Such OEMs and system integrators have historically sold products to end users to whom the Company occasionally had direct sales. In September of 1997, however, the Company began to again pursue AGV system sales in selected market niches to supplement revenues obtained from sales to OEMs and system integrators.

     Due to the long sales cycle involved, uncertainties in timing of projects, and the large dollar amount a typical project usually bears to the Company's historical and current quarterly and annual net revenues, the Company has experienced, and can be expected to continue to experience, substantial fluctuations in its quarterly and annual results of operations.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

================================================================================

STRATEGY DIVERSIFICATION: The Company is continuing to pursue a strategy of diversification to explore various ways to increase revenues and minimize losses. These approaches include the following:

o    Establish and develop strategic alliances with selected customers

o Pursue AGV system business in selected market niches such as entertainment and Teach-in

o    Grow the distribution business by adding supplementary products

o    Expand the aftermarket sales business

      Positive results from this diversification in terms of new business and increased bookings and backlog have been noted in 1999, and the Company intends to continue this strategy actively. However, there can be no assurance that these approaches will continue to be successful.

      RAYMOND CORPORATION: In December, 1999, negotiations were finalized with the Raymond Corporation, a leading manufacturer of industrial trucks commonly known as "forklift trucks", with regard to a co-operation agreement whereby the Company assumes the responsibility for Raymond's installed base of AGV systems in North America. The Agreement was implemented during the first quarter of Fiscal year 2000.

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

b) New product lines of the Company (Thrige, Netzler & Dahlgren (Teach-in), Powerway) may not be well received in the North American industrial truck market or AGV market, thereby restricting growth opportunities for the Company.

c) The Company might be unable to raise the additional working capital needed, directly or through a business combination, to finance the current business strategy, which would have a serious impact on the Company's ability to sell its current and future products, as well as to satisfy existing banking requirements.

d) General economic or business conditions, either nationally or in the markets in which the Company is doing business, may be less favorable than expected resulting in, among other things, a deterioration of market share or reduced demand for its products.

    RESULTS OF OPERATIONS

    The table below shows (a) the relationship of income and expenses relative to net revenues, and (b) the change between the comparable prior period and current period. This table should be read in the context of the Company's condensed statements of operations presented elsewhere herein.

                                                                                                     Percentage of Change
                                                                                                  Period To Period Increase
                                                          Percentage of Net Revenues                      (Decrease)
---------------------------------------------------------------------------------------------------------------------------

                                                                                                      Three Months Ended
                                                            For the Three Months Ended                 February 28, 1999
                                                      February 29, 2000      February 28,1999        to February 29, 2000
                                                              %                      %                          %
---------------------------------------------------------------------------------------------------------------------------
Net revenues                                                 100.0                  100.0                        4.9
Cost of goods sold                                            68.9                   61.8                       17.0
---------------------------------------------------------------------------------------------------------------------------

Gross profit                                                  31.1                   38.2                       14.8
---------------------------------------------------------------------------------------------------------------------------

Operating expenses:
   Selling                                                    14.7                   20.6                      (25.2)
  General and administrative                                  38.0                   27.7                       43.8
---------------------------------------------------------------------------------------------------------------------------
                                                                                     48.3                       14.5
                                                              52.7
---------------------------------------------------------------------------------------------------------------------------
Operating loss                                               (21.6)                 (10.1)                     125.0

Net interest expense                                           5.6                    6.7                      (13.5)
---------------------------------------------------------------------------------------------------------------------------

Loss before income taxes                                     (27.2)                 (16.8)                      69.6

Income taxes                                                     -                      -                          -
---------------------------------------------------------------------------------------------------------------------------

Net loss                                                     (27.2)                 (16.8)                      69.6
===========================================================================================================================

QUARTER ENDED FEBRUARY 29, 2000 COMPARED TO THE QUARTER ENDED FEBRUARY 28, 1999

Net revenues increased by $45,369 or 4.9% from $932,029 in the earlier period to $977,398 in the latter period. Even with the percentage increase in revenues, management realizes that its present bookings and backlog of new business may not be enough to generate the necessary cash flows and earnings to operate profitably. Management believes that its marketing and sales activities will help achieve its operating goals (see note 5).

Cost of goods sold increased from $575,881 to $673,802, or 17.0% due to increased volume of business, engineering cost and project third party cost, while as a percentage of net revenues cost of goods sold increased from 61.8% to 68.9% . Gross profit decreased by $52,552, or 14.8% from $356,148 to $303,596 primarily due to greater engineering cost in 2000 compared to the prior year. Gross profit as a percentage of revenues decreased from 38.2% to 31.1%.

Selling expenses decreased from $191,759 to $143,495, or 25.2% primarily due to a major trade show being attended during the first quarter of 1999 compared to the current year when a similar show will be attended in the second quarter. General and administrative expenses increased from $258,479 to $371,801, or 43.8% compared to the prior year. The increase is primarily due to following: 1) approximately $35,000 of cost relating to severance cost upon the expiration of the former president contract 2) approximately $30,000 increase in administrative personnel related cost 3) approximately $20,000 in computer maintenance relating to Y2K 4) an approximate $10,000 increase in rent relating to a new test facility, and 5) other increases in general & administrative expenses compared to the prior year.

Primarily as a result of the foregoing, operating loss increased by $117,610 from $94,090 in 1999 to an operating loss of $211,700 in 2000.

The net interest expense decreased from $62,686 to $54,242 primarily due to lower bank fees.

The Company did not recognize any tax benefits in 1999 and 2000 for its current loss as all prior taxes were recognized in the previous financial statements and utilization of operating loss carryforwards in the future are not assured to be realized.

Primarily due to lower gross margins and increased general and administrative expenses in 2000 as described above the Company incurred a net loss of $265,942 in 2000 compared to net loss of $156,776 in 1999.

BACKLOG. Backlog consists of all amounts contracted to be paid by customers but not yet recognized as net revenues by the Company. At February 29, 2000, the Company had a backlog of approximately $1,625,000 compared to approximately $930,000 one year earlier.

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

During the three months ended February 29, 2000 net cash provided by operating activities was $57,954. However, as of February 29, 2000 the Company had been delaying payments of approximately $200,000 in trade payables to Netzler & Dahlgren due to cash not being available under the current line of credit. There can be no assurances that Netzler & Dahlgren will continue to accept such delayed payments from the Company, which would severely affect the Company's ability to meet it financial obligations.

The Company entered into an Inventory and Accounts Receivable Loan and Security Agreement ("Loan Agreement") on February 28, 1997 with the National Bank of Canada and National Canada Business Corp. (herein collectively called the "Lender"). The Loan Agreement was amended and restated on April 30, 1999 and allows the Company to borrow up to a maximum of $1,250,000. Loans made under the new Loan Agreement are evidenced by a demand promissory Note. The Loan Agreement allows the Company to borrow pursuant to a borrowing formula which is secured by the Company's personal property as collateral. The Company's outstanding loan amount at any one time shall not exceed the lesser of (a) U.S $1,250,000 or (b) 80% of i) Qualified Accounts receivable (as defined in the Loan Agreement) that are non-project Qualified Accounts and ii) Qualified Accounts that are project Qualified Accounts plus 50% of all eligible inventory ( as defined in the Loan Agreement) , but in no event shall (A) Inventory Value be in excess of $300,000 and (B) Inventory Value and Qualified Accounts that are project Qualified Accounts be in excess of $450,000. The borrowed funds will bear interest at the Lender's prime rate plus 2.75% per annum. The Loan Agreement is further secured by 1) an Inventory Repurchase Agreement and 2) a $450,000 irrevocable Letter of Credit issued by a Swedish bank. Netzler & Dahlgren Co. AB (NDCab) is obligated to repay the letter of credit bank any funds it disburses under the Letter of Credit. The Company is ultimately responsible to repay to NDCab for any amounts it pays in reimbursing the letter of credit bank. The Repurchase Agreement guarantees that NDCab will repurchase from the Company on certain conditions up to $300,000 worth of inventory, thereby providing funds to pay the Lender should the Company default on its loan obligations.

The lender, at its discretion, may demand payment upon written notice to the Company. The maturity date has been extended to January 31, 2001, or upon demand by the Bank. The extension was approved when Netzler & Dahlgren extended its $450,000 irrevocable Letter of Credit to the Bank through February 28, 2001. To further secure Netzler & Dahlgren for providing the Letter of Credit the Company entered into a Reimbursement Agreement under which the Company granted to Netzler and Dahlgren a mortgage interest in the Company's land and building; such collateral is a junior lien to the primary mortgage lender's security interest.

The Company's strategy depends heavily on securing project business to grow. Such business is traditionally not financed by the banking community due to perceived risk associated with such jobs. In addition, in 1999 the Company was informed by the lender that unless the Company's assets or equity were significantly higher and the Company could show consistent earnings that such project receivable financing would not be readily available. Under the present banking relationship the Company can realistically only borrow approximately $250,000 for such project receivables when the availability needed for inventory is taken into account. At the end of February 2000 the Company had approximately $840,000 of such project receivables which could not be fully utilized by the present borrowing formulae. By not being able to fully utilize its project assets for the line of credit, the Company experiences negative cash flows until such cash is received from the customer. Due to the above factors the Company delayed payments of approximately $200,000 to its affiliate Netzler & Dahlgren so not to exceed current borrowing maximums from the demand promissory note. Such past due payable is accruing interest at 16% per annum. The Company was current at February 29, 2000 on the Note payable to Netzler & Dahlgren.

During May 1999, the mortgage loan maturity date was extended for thirteen months from May 16, 1999 to June 16, 2000. The interest rate on the note remained at 9.5%, and the combined principal and interest monthly payment of $13,912 was also unchanged. The Company has made all payments on a timely basis on the mortgage.

There are no assurances that the deficiency in the cash flow will not worsen if the Company does not generate enough new business. The Company had been exploring the possibility of raising additional equity capital, or subordinated debt, either directly or possibly through a business combination, in order to improve its financial position, its independence and have the working capital to address potential growth opportunities. Management currently believes that its present working capital needs are close to or greater than $1.5 million. The Company will continue to pursue equity and/or debt financing, unless revenues that can be financed by the banking community increase substantially to consistently provide earnings for the Company. There can be no assurance that the Company will be successful in raising the additional capital or subordinated debt to improve its financial position. The Company's ability to continue as a going concern would be adversely affected if such equity and/or debt financing is not obtained in the near future or if revenues do not increase to consistently provide earnings for the Company.

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




                                                        NDC AUTOMATION, INC.
                                                            (Registrant)







                                                        BY: /s/ Claude Imbleau
                                                           --------------------
                                                        Claude Imbleau
                                                        Chief Operating Officer
                                                        Chief Financial Officer

Date: April 13, 2000
      --------------

                                  EXHIBIT INDEX



The following documents are included in this Form 10-QSB as an Exhibit:


                    Designation Number
                    Under Item 601 of
Exhibit Number      Regulation S-K        Exhibit Description        Page Number
--------------------------------------------------------------------------------

(A) Exhibits:


1.                         27             Financial schedule              19