Form 10QSB
period 2000-05-31
NDC AUTOMATION INC
filed 2000-07-10
CIK 859621

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended                   May 31, 2000
--------------------------------------------------------------------------------

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

As of June 30, 2000, there were 3,586,451 shares of common stock outstanding.

    Transitional Small Business Disclosure Format (Check one):
       Yes [ ]; No [X]

                                    I N D E X
                                                                            Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Balance Sheets
            May 31, 2000 (Unaudited) and November 30, 1999                   3-4

        Condensed Statements of Operations
            Three and Six months ended May 31, 2000 and May 31, 1999
             (Unaudited)                                                       5

        Condensed Statements of Cash Flows Six months ended May 31, 2000
            and May 31, 1999 (Unaudited)                                       6

        Notes to Condensed  Financial Statements                             7-9

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             10-15


PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                     16

Item 2. Changes in Securities and use of proceeds                             16

Item 3. Defaults Upon Senior Securities                                       16

Item 4. Submission of Matters to a Vote of Security Holders                   16

Item 5. Other Information                                                     16

Item 6. Exhibits and Reports on Form 8-K                                      16

        (a) Exhibits -- Press Releases and other Exhibits                     16
        (b) Reports on Form 8-K                                               16

SIGNATURES                                                                    17

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
                              NDC AUTOMATION, INC.

                            CONDENSED BALANCE SHEETS

                                                   May 31,        November 30,
                                                    2000              1999
                                                 (Unaudited)
-------------------------------------------------------------------------------
      ASSETS (Note 4)

CURRENT ASSETS
     Cash and cash equivalents                      $ 23,368          $ 45,240
     Accounts receivables, net                     1,078,403         1,882,293
     Inventories                                     633,222           366,365
     Costs and estimated earnings in excess of
            billings on uncompleted contracts        130,506            35,024
     Prepaid expenses and other assets                44,743            51,592

-------------------------------------------------------------------------------
              Total current assets               $ 1,910,242       $ 2,380,514
-------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT
      Land                                         $ 300,000         $ 300,000
      Building and improvements                    1,126,623         1,126,623
      Furniture, fixtures and office equipment,      206,749           168,505
      Machinery and equipment                         68,150            63,415
-------------------------------------------------------------------------------
                                                 $ 1,701,522       $ 1,658,543


       Less accumulated depreciation                 689,250           646,867
-------------------------------------------------------------------------------
                                                 $ 1,012,272       $ 1,011,676
-------------------------------------------------------------------------------
                                                 $ 2,922,514       $ 3,392,190
===============================================================================

Note: The Condensed Balance sheet at November 30, 1999 has been taken from the Audited Financial Statements at that date.

See Notes to Condensed Financial Statements

                                                              May 31,       November 30,
                                                                2000            1999
                                                            (Unaudited)
-----------------------------------------------------------------------------------------
      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Note payable, bank (Note 4)                              $ 294,939        $ 168,153
     Current maturities of long- term debt (Note 4)             954,985        1,087,740
     Accounts payable and accrued expenses;
             including affiliates $604,666 at 2000
             and $416,581 at 1999                             1,415,605        1,475,974
     Billings in excess of costs and estimated
              earnings on uncompleted contracts                 174,190          209,272
-----------------------------------------------------------------------------------------
              Total current liabilities                     $ 2,839,719      $ 2,941,139
-----------------------------------------------------------------------------------------
LONG-TERM DEBT (Note 4)                                             $ -              $ -
-----------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
       Preferred stock, par value $.01 per share
             authorized 1,000,000 shares; no shares issued          $ -              $ -
       Common stock, par value $.01 per share;
                11,000,000 shares authorized
                at 2000 and 1999; 3,586,451 shares
                were issued at 2000 and 1999                     35,864           35,864
       Additional paid-in capital                             4,260,236        4,260,236
       Accumulated deficit                                   (4,213,305)      (3,845,049)

-----------------------------------------------------------------------------------------
                                                               $ 82,795        $ 451,051
-----------------------------------------------------------------------------------------
                                                            $ 2,922,514      $ 3,392,190
=========================================================================================

                              NDC AUTOMATION, INC.


                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three Months Ended                   Six Months Ended
                                                    May 31,        May 31,             May 31,           May 31,
                                                     2000            1999               2000              1999
-------------------------------------------------------------------------------------------------------------------
Net revenues                                     $ 1,580,364    $ 1,225,864          $ 2,557,762       $ 2,157,893
Cost of goods sold                                 1,105,391        655,657            1,779,193         1,231,538
-------------------------------------------------------------------------------------------------------------------
    Gross profit                                   $ 474,973      $ 570,207            $ 778,569         $ 926,355
-------------------------------------------------------------------------------------------------------------------
Operating expenses:
      Selling                                      $ 219,596      $ 171,697            $ 363,091         $ 363,456
      General and administrative                     308,669        315,332              680,470           573,811
-------------------------------------------------------------------------------------------------------------------
                                                   $ 528,265      $ 487,029          $ 1,043,561         $ 937,267
-------------------------------------------------------------------------------------------------------------------
            Operating income (loss)                $ (53,292)      $ 83,178           $ (264,992)        $ (10,912)

Net interest expense                                 (49,022)       (62,079)            (103,264)         (124,765)
-------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                 $ (102,314)      $ 21,099           $ (368,256)       $ (135,677)

Federal and state income taxes  (Note 2)                   -              -                    -                 -
-------------------------------------------------------------------------------------------------------------------
           Net Income (loss)                      $ (102,314)      $ 21,099           $ (368,256)       $ (135,677)
===================================================================================================================
Weighted average number of common
     shares outstanding                            3,586,451      3,453,451            3,586,451         3,453,451
-------------------------------------------------------------------------------------------------------------------
Income (loss) per common share - basic (Note 3)      $ (0.03)        $ 0.01              $ (0.10)          $ (0.04)
Income (loss) per common share - diluted (Note 3)    $ (0.03)        $ 0.01              $ (0.10)          $ (0.04)
===================================================================================================================
Dividends per common share                               $ -            $ -                  $ -               $ -
===================================================================================================================

See Notes to the Condensed Financial Statements

                              NDC AUTOMATION, INC.


                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Six Months Ended
                                                           May 31,      May 31,
                                                            2000         1999
-------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
     OPERATING  ACTIVITIES                               $  (5,339)   $  73,328
-------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of property and equipment                   (42,978)     (16,656)
-------------------------------------------------------------------------------
              NET CASH USED IN
                   INVESTING ACTIVITIES                  $ (42,978)   $ (16,656)
-------------------------------------------------------------------------------
CASH FLOW FROM FINANCING ACTIVITIES
        Net borrowings on revolving credit  agreement    $ 126,786    $  24,572
        Principal payments on long-term borrowings        (132,755)    (139,308)
-------------------------------------------------------------------------------
              NET USED IN FINANCING ACTIVITIES           $  (5,969)   $(114,736)
-------------------------------------------------------------------------------
       Effect of foreign currency exchage rates changes
          on cash and cash equivalents                   $  32,414    $  23,785
-------------------------------------------------------------------------------
       Decrease in cash and cash equivalents             $ (21,872)   $ (34,279)

       Cash and cash equivalents:

           Beginning                                        45,240       62,923
-------------------------------------------------------------------------------
           Ending                                        $  23,368    $  28,644
===============================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Cash payments for:
           Interest                                      $  84,414    $ 114,832
===============================================================================

See Notes to the Condensed  Financial Statements

                              NDC AUTOMATION, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.

The unaudited internal condensed financial statements and related notes have been prepared by NDC Automation, Inc. (the "Company"), without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at May 31, 2000, and for all periods presented, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended November 30, 1999. The results of operations for the six months ended May 31, 2000 are not necessarily indicative of the operating results for the full year.

Note 2. Income Taxes

The Company did not recognize any income tax benefits in 1999 and 2000 for its current losses as all prior taxes were recognized in the previous financial statements and utilization of operating loss carryforwards in the future are not assured to be realized.

Note 3. Earnings (loss) per common share:

The Company adopted Statement of Financial Accounting Standards No. 128 (SFAS No.128) Earnings Per Share, which supersedes APB Opinion No. 15. SFAS No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants, and convertible securities, outstanding that trade in a public market. Basic per share amounts are computed, generally, by dividing net income or loss by the weighted-average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is antidilutive, thereby reducing a loss or increasing the income per common share. The Company had options outstanding at May 31, 2000 and May 31, 1999 to purchase a total of 134,092 and 81,777 shares of common stock, respectively, at a weighted-average exercise price of varying amounts. The inclusion of those potential common shares in the calculation of diluted loss per share would have an antidilutive effect. Therefore, basic and diluted loss per share amounts are the same in 2000 and 1999.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


   Note 4.  Pledged Assets, Note Payable, Bank and Long-Term Debt

The Company has the following note payable to a Bank at May 31, 2000:

Note Payable Agreement that allows the Company to borrow up
to $1,250,000 and bears interest at the lender's prime rate
plus 2.75% per annum . The Company's loan outstanding shall
not exceed the lesser of (a) U.S. $1,250,000 or (b) 80% of
i) Qualified Accounts receivable (as defined in the Loan
Agreement) that are non-project Qualified Accounts and ii)
Qualified Accounts that are project Qualified Accounts (as
defined in the Loan Agreement) plus 50% of all eligible
inventory, but in no event shall (A) Inventory Value be in
excess of $300,000 and (B) Inventory Value and Qualified
Accounts that are project Qualified Accounts be in excess of
$450,000. The loan agreement is further secured by 1) an
Inventory Repurchase Agreement and 2) a $450,000 irrevocable
Letter of Credit issued by a Swedish Bank. Netzler &
Dahlgren Co. AB (NDCab) is obligated to repay the letter of
credit bank any funds it disburses under the Letter of
Credit. The Company is ultimately responsible to repay to
NDCab any amounts it pays in reimbursing the Letter of
Credit Bank . The Repurchase Agreement guarantees that NDCab will repurchase on certain conditions up to $300,000 worth
of inventory, thereby providing funds to pay lender should
the Company be in default on its loan obligations. The Loan
Agreement terminates upon demand by the Bank or January 31,
2001. (1)(2)                                                          $  294,939
================================================================================

Long-term debt consists of the following at May 31, 2000:

Mortgage note payable to a bank, based on a 9.5% fixed rate.
Original principal balance of $1,013,484 to be repaid in
twelve (12) consecutive monthly principal and interest
payments of $13,912, with one final payment of approximately
$939,666 due on June 16, 2000 . The note was extended to May
31, 2002 in June of 2000. The note is collaterized by the
Company's land and building with a carrying value of
$916,950. The loan also contains certain financial covenants
to which the Company must adhere.                                      $ 939,865

Note payable to Netzler & Dahlgren Co AB, based on a 16.0%
fixed rate. Original principal balance of $402,182 to be
repaid in twenty-four (24) consecutive monthly principal
payments of 133,529 Swedish Krona, or approximately
US$16,757 per month depending on the exchange rate at time
of payment, plus interest. The note is collaterized by a
secondary position on the Company's land and building with a
carrying value of $916,950.                                               15,120
--------------------------------------------------------------------------------
                                                                         954,985

Less current maturities:                                                 954,985
--------------------------------------------------------------------------------
                                                                          $   -
================================================================================

(1) The prime rate at May 31, 2000 was 9.5%
(2) The line of credit is secured by a first priority security interest in the Company's accounts receivable and inventory.

Maturities of long-term debt at May 31, 2000 are as follows:

    Year Ending
      May 31,
--------------------------------------------------------------------------------
       2000                                                              954,985
--------------------------------------------------------------------------------
                                                                        $954,985
================================================================================

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

Overview

     The Company derives virtually all of its revenues from the sale of hardware, software and engineering services in connection with projects incorporating its Automated Guided Vehicle (AGV) control technology. In prior years the Company's net revenues from AGV systems, vehicles and technology were derived primarily from sales to customers serving few industries - automotive, food and paper, textiles and newspaper publishing. The Company's results of operations can be expected to continue to depend substantially upon the capital expenditure levels in those industries and in other industries that it may enter.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

================================================================================

Strategy diversification: The Company is continuing to pursue a strategy of diversification to explore various ways to increase revenues and minimize losses. These approaches include the following :

o Establish and develop strategic alliances with selected customers
o Pursue AGV system business in selected market niches
o Grow the distribution business by adding supplementary products
o Expand the aftermarket sales business

     There can be no assurance that these approaches will continue to be successful.

       Raymond Corporation: In December, 1999, negotiations were finalized with the Raymond Corporation, a leading manufacturer of industrial trucks commonly known as "forklift trucks", with regard to a co-operation agreement whereby the Company assumes the responsibility for spare part distribution to dealers for existing AGV Systems customers in North America. The Agreement was implemented during the first quarter of fiscal year 2000.

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

RESULTS OF OPERATIONS

         The table below shows (a) the relationship of income and expense items relative to net revenues, and (b) the change between the comparable prior period and current period, for the three-month and six-month periods ended May 31, 2000 and 1999, respectively. This table should be read in the context of the Company's condensed statements of income presented elsewhere herein:

                                                                                             Percentage of Change
                                                                                               Period to Period
                                                                                              Increase(Decrease)
                                                Percentage of Net Revenues                 ---------------------------
---------------------------------- ------------------------------------------------------     Three
                                                                                             Months      Six Months
                                          Three Months                 Six Months           Ended May       Ended
                                             Ended                       Ended                 31,         May 31,
                                      May 31,       May 31,       May 31,        May 31,     1999 to       1999 to
                                       2000          1999          2000            1999       2000          2000
                                         %             %             %              %           %             %
---------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
Net Revenues                              100.0         100.0         100.0         100.0          28.9          18.5
Cost of Goods Sold                         70.0          53.5          69.6          57.1          68.6          44.5
---------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
Gross Profit                               30.0          46.5          30.4          42.9        (16.7)        (16.0)
---------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
Operating expenses:
Selling                                    13.9          14.0          14.2          16.8          27.9         (0.1)
General and administrative                 19.5          25.7          26.6          26.6         (2.1)          18.6
---------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
                                           33.4          39.7          40.8          43.4           8.5          11.3
---------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
Operating income (loss)                   (3.4)           6.8        (10.4)         (0.5)             *       2,328.5

Net interest expense:                     (3.1)         (5.1)         (4.0)         (5.8)        (21.0)        (17.2)
---------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before income taxes         (6.5)           1.7        (14.4)         (6.3)             *         171.4
Federal  and state  income  taxes
(benefit)                                     -             -             -             -             -             -
---------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
Net Income (loss)                         (6.5)           1.7        (14.4)         (6.3)             *         171.4
================================== ============= ============= ============= ============= ============= =============

* Because the data changes from negative to positive, or from positive to negative, the percentage of change is not meaningful.

Quarter ended May 31, 2000 Compared to the Quarter Ended May 31, 1999

Net revenues increased by $354,500 or 28.9% from $1,225,864 in the earlier period to $1,580,364 in the latter period. The increase is primarily due to the increased project AGV system sales compared to the prior year.

Cost of goods sold increased from $655,657 to $1,105,391 or 68.6% due primarily to higher sales and a greater percentage of revenues were project related in 2000. The Company generally realizes lower margins on project revenues. As a percentage of net revenues, cost of goods sold increased to 70.0% compared to 53.5% in 1999. Gross profit decreased by $95,234 or 16.7% from $570,207 to $474,973, while gross profit as a percentage of net revenues decreased to 30.0% from 46.5% due to the same factor.

Selling expenses increased from $171,697 to $219,596 or 27.9 % primarily due to expenses related to a major show being realized in the second quarter of 2000 where such similar show were incurred in the first quarter of 1999. General and administrative expenses decreased from $315,332 to $308,669, or 2.1% compared to the prior year. As a percentage of net revenues, general and administrative expenses decreased from 25.7% to 19.5%.

Primarily as a result of the foregoing, operating income decreased by $136,470 from an operating income of $83,178 in the earlier period to an operating loss of $53,292 in the latter period.

Net interest expense decreased from $62,079 to $49,022, a decrease of $13,057, lower borrowings compared to the prior year were the primary reason for the decline. Such reductions are not expected to continue due to increase cash requirements for past due payables accruing interest.

The Company did not recognize any tax benefits in 2000 domestically for its current loss and utilization of operating loss carryforwards in the future is not assured.

Primarily due to lower gross profit on revenues and increased selling expenses in 2000 as described above the Company incurred a net loss of $102,314 in 2000 compared to a net income of $21,099 in 1999.

Backlog. Backlog consists of all amounts contracted to be paid by customers but not yet recognized as net revenues by the Company. At May 31, 2000, the Company had a backlog of approximately $975,000 compared to approximately $2,770,000 one year earlier. The primary reason for the significant decrease is in May of 1999 the Company had just received a major order from Harcon for an AGV installation at a DaimlerChrysler facility in Detroit, while no similar order were received in the second quarter of 2000. Quoting activity for the Company remains good, but there can be no assurances that such activity will result in firm business for the Company.

Six Months Ended May 31, 2000 Compared to Six Months Ended May 31, 1999

Net revenues increased by $399,869, or 18.5%, from $2,157,893 in the earlier period to $2,557,762 in the latter period. The increase is primarily due to the increased project AGV system sales compared to the prior year.

Cost of goods sold increased from $1,231,538 to $1,779,193, or 44.5%, due primarily to the higher level of project net revenues recognized in 2000. As a percentage of net revenues, cost of goods sold increased from 57.1% to 69.6%. The Company generally realizes lower margins on project revenues. Gross profit decreased by $147,786, or 16.0%, from $926,355 to $778,569, while gross profit as a percentage of net revenues increased from 42.9% to 30.4%.

Selling expenses remained relatively unchanged decreasing from $363,456 to $363,091 in 2000. General and administrative expenses increased from $573,811 to $680,470, or 18.6% compared to the prior year. The increase is primarily due to the following: 1) approximately $35,000 of costs relating to the severance payments upon the expiration of the former president's contract 2) approximately $30,000 increase in administrative personnel related costs 3) approximately $20,000 in computer maintenance relating to Y2K issues 4) an approximate $10,000 increase in rent relating to a new test facility, and 5) other increases in general & administrative expenses compared to the prior year.

Primarily as a result of the foregoing, the operating loss for the period was $264,992 compared to an operating loss of $10,912 the prior year.

Net interest expense decreased from $124,765 to $103,264, a decrease of 17.2 %. Lower borrowings compared to the prior year were the primary reason for the decline. Such reductions are not expected to continue due to increase cash requirements for past due payables accruing interest.

The Company did not recognize any tax benefits in 2000 domestically for its current loss and utilization of operating loss carryforwards in the future is not assured.

Primarily due to lower gross profit and higher general and administrative expenses as described above, the Company's net loss increased by $232,579 from $135,677 in 1999 to $368,256 in 2000.

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

During the six months ended May 31, 2000 net cash used in operating activities was $5,339. As of May 31, 2000 the Company continued to delay payments of approximately $550,000 in trade payables to Netzler & Dahlgren due to cash not being available under the current line of credit. There can be no assurances that Netzler & Dahlgren will continue to accept such delayed payments from the Company, which would severely affect the Company's ability to meet it financial obligations.

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

The Company's strategy depends heavily on securing project business to grow. Such business is traditionally not financed by the banking community due to perceived risk associated with such jobs. In addition, in 1999 the Company was informed by the lender that unless the Company's assets or equity were significantly higher and the Company could show consistent earnings that such project receivable financing would not be readily available. Under the present banking relationship the Company can realistically only borrow approximately $250,000 for such project receivables when the availability needed for inventory is taken into account. At the end of May 2000 the Company had approximately $525,000 of such project receivables which could not be fully utilized by the present borrowing formulae. By not being able to fully utilize its project assets for the line of credit, the Company experiences negative cash flows until such cash is received from the customer. Due to the above factors the Company delayed payments of approximately $550,000 to its affiliate Netzler & Dahlgren and other vendors so not to exceed current borrowing maximums related to the demand promissory note. Such past due payable to Netzler & Dahlgren is accruing interest at 16% per annum. The Company was current at May 31, 2000 on the Note payable to Netzler & Dahlgren.

During May 1999, the mortgage loan maturity date was extended for thirteen months from May 16, 1999 to June 16, 2000. The interest rate on the note remained at 9.5%, and the combined principal and interest monthly payment of $13,912 was also unchanged. The Company has made all payments on a timely basis on the mortgage. In June of 2000 the Mortgage loan was extended to May 31, 2002 with similar terms.

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

    (a) The annual meeting of shareholders of the Company was held on May 5, 2000.

    (b)  The following individuals were elected directors of the Company:

         Goran P. R. Netzler
         Jan H. L. Jutander
         Richard Schofield
         Raymond O. Gibson

    (c)  Other matters voted upon and voting were as follows:

    (i) Ratification of the selection of McGladrey & Pullen, LLP by the Board of Directors as the Company's independent auditors.

                          For                Abstain          Against
                          ---                -------          -------
                       3,252,043             10,707           41,983

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

                                                    NDC AUTOMATION, INC.
                                                         (Registrant)


                                                    BY: /s/ Claude Imbleau
                                                    ----------------------
                                                    Claude Imbleau
                                                    Chief Operating Officer

Date: July 10, 2000

                                  EXHIBIT INDEX



The following documents are included in this Form 10-QSB as an Exhibit:


               Designation Number
 Exhibit       Under Item 601 of
  Number       Regulation S-K        Exhibit Description                         Page Number
-------------- --------------------- ------------------------------------------- ------------
(A) Exhibits:

1.                      10           Mortgage renewal letter to NDCA                  19
2.                      10           Mortgage First Citizens dated June , 2000        26
3.                      27           Financial schedule                               32

Exhibit 1.

June 14, 2000


Mr. Claude Imbleau
Chief Operating Officer
NDC Automation, Inc.
3101 Latrobe Drive
Charlotte, North Carolina  28211

RE:      Loan Commitment and Loan Agreement

Dear Claude:

First Citizens Bank is pleased to offer you this loan commitment. For the purposes of this letter, the terms "Bank," "we," "our" and "us" refer to First-Citizens Bank & Trust Company. "Borrower," "you" and "your" refer to the Borrower identified below. This letter agreement will serve as our loan commitment to you and our loan agreement with you. The terms and conditions of the loan are as follows:

BORROWER:                           NDC Automation, Inc.

LOAN AMOUNT: $939,865.24. Your approved loan amount is based upon the appraised value of the collateral and your financial condition as represented in the loan application. We reserve the right to adjust the actual amount of the loan if there is a material change in the value of the collateral, if your financial condition as represented in the loan application cannot be cannot be confirmed or proves to be inaccurate, or if there is a material change in your financial condition prior to closing.

TYPE OF LOAN:                       Term Loan

INTEREST RATE:                      Interest will accrue on the outstanding
principal balance of the loan at the rate of 9.5% per annum.

Interest will be computed on the basis of a 360 day calendar year.

LOAN TERM:                          Your loan will mature on May 31, 2002.

We will review your loan at or prior to maturity to determine whether we will extend, modify, or renew it.

TERMS OF REPAYMENT: The loan will be payable in twenty-two (22) consecutive monthly payments of $13,911.64 each, with any remaining unpaid principal and accrued interest due at maturity. Payments will be applied first to interest on the outstanding principal balance, then to principal.

Mr. Claude Imbleau
June 14, 2000
Page Two


COMMITMENT FEE:                      You agree to pay to the Bank $3,360.00 as a
                                     non-refundable commitment fee (whether or not the loan is closed) at the time you accept this commitment letter.

LATE CHARGES:                        We will assess a late payment charge of 4%
                                     of the unpaid balance of any payment which is at least 15 days past due.

COLLATERAL:                          This loan will be secured by a first lien
                                     deed of trust on 3101 Latrobe Street,
                                     Charlotte, NC.

Our loan approval is based in part on our review of the appraisal of the collateral. If we determine that the property is not as represented in the appraisal, we reserve the right to revoke or modify this loan commitment.

YEAR 2000 ISSUE:           Borrower warrants and represents that:

1. Borrower's business operations are Year 2000 compliant - that is, all software, embedded microchips and other processing capabilities utilized by, and material to, Borrower's business operations and financial condition are able to recognize correctly and perform properly all date-sensitive functions involving dates before, in and after the Year 2000.

2. Borrower will promptly notify the Bank of any new or changed business or financial risks Borrower faces posed by the Year 2000 issue.

INSURANCE: At the time the loan closes and all times thereafter until the loan is paid in full, you must maintain hazard insurance on the collateral against such risks and in such form and amount as the Bank may require. If the collateral is located in a flood hazard area, flood insurance is also required. The Bank must be named as a loss payee on the policy and you must provide us with an insurance certificate. The insurance must be issued by a company approved by the Bank and licensed to transact business in the state in which the collateral is located.

REPRESENTATIONS AND WARRANTIES OF BORROWER: By signing this letter, you represent and warrant to the Bank as follows:

1. Your loan application, financial statements, copies of tax returns and other information you previously submitted to us are true and complete and accurately reflect your financial condition and income. You do not have any undisclosed direct or contingent liabilities.

Mr. Claude Imbleau
June 14, 2000
Page Three

2. There are no judgments, liens, encumbrances, penalty assessments, or other security interests outstanding against you or any of your property other than those in favor of the Bank, except as disclosed to us on the financial statements you previously submitted. There are no pending or threatened enforcement proceedings or litigation against you or any of your property.

3. There has been no material change in your financial condition since the date of the financial statements you submitted to us.

4. You have been validly organized, are in good standing in the state of your organization and are duly authorized to transact business in the State of North Carolina and in all other states in which you are doing business.

5. You have full power and authority to enter into this agreement and borrow money from us as contemplated by this agreement. When executed and delivered to us, the loan documents will be valid, legal and binding obligations of the Borrower.

FINANCIAL COVENANTS: Until the loan is repaid in full, you will be obligated to maintain the following financial condition (on a consolidated basis):

1. A tangible net worth of at least $500,000.00 for fiscal year end 2000 which shall increase to $600,000.00 by fiscal year end 2001. The tangible net worth of Borrower shall not decrease below $600,000.00 for the remaining term of the loan.

2.       No additional debt without prior Bank approval.

FINANCIAL INFORMATION OF BORROWER: Until the loan is repaid in full, you will be obligated on a continuing basis to provide the Bank with such information concerning your financial affairs as we may request from time to time.

1. Within ninety (90) days following your fiscal year end, you will deliver to us your financial statements (to include a balance sheet, income statement and supporting schedules) prepared according to generally accepted accounting principles and audited by an accounting firm acceptable to us.

2. Within sixty (60) days after the end of each quarter, you will deliver to us your internally generated financial statements, certified by you to be true and accurate.

3. You will immediately inform us of any material changes in your financial condition and of any actual or threatened litigation which might substantially affect your financial condition.

Mr. Claude Imbleau
June 14, 2000
Page Four

RESERVATION OF RIGHTS: We reserve the right to revoke or amend this loan commitment based upon our review of the matters described above if we believe in good faith that the condition or value of the collateral is adversely affected by any circumstance, fact or condition, if we determine the documents presented fail to satisfy our underwriting standards, or if any representation or statement made or furnished to us by you or any guarantor is untrue or misleading in any material respect. In all of the relevant insurance policies, the Bank should be identified as mortgagee and loss payee using the following language:

"First-Citizens Bank & Trust Company, its successors and assigns, as their interests may appear."

CONDITIONS PRECEDENT: Our obligation to fund the loan is subject to the following conditions precedent:

You must fully comply with all conditions and requirements set forth in this letter.

LOAN DOCUMENTS: The closing of the loan is contingent upon the proper execution and delivery of all of the loan documents the Bank believes are reasonably appropriate or required for this loan transaction (the "Loan Documents"). The Bank, in its sole discretion, will determine the form, terms and conditions of the Loan Documents. The Loan Documents routinely used in connection with loan closings include the note, security instruments (to include deeds of trust, security agreements, pledges, assignments, financing statements, etc.) guaranty agreements, and various verifications and certifications. At the present time, the Bank has not identified all of the Loan Documents which it may require in connection with this loan transaction.

OTHER CONDITIONS: While we intend to conform to our customary requirements for this type of loan, this loan commitment letter is not intended to include all of the requirements for the loan. We reserve the right to require additional information, documentation, and the satisfaction of conditions we consider appropriate or required to consummate the loan transaction.

EVENTS OF DEFAULT: The Bank may declare the unpaid principal balance of the loan and accrued interest immediately due and payable, without presentation, demand or notice of any kind, if any of the following Events of Default occur before the loan is fully repaid:

1. Any repayment of principal or interest on the loan is not made when due.

2. Any provision of any of the Loan Documents is breached in any material respect.

3. Any warranty, representation or statement made or furnished by the Borrower to the Bank in connection with this loan transaction, or to induce the Bank to make this loan, is untrue or misleading in any material respect.

Mr. Claude Imbleau
June 14, 2000
Page Five


4. Any event occurs which constitutes an Event of Default under the terms of any of the Loan Documents.

5. The Borrower fails to perform any of the obligations required of the Borrower according to this letter agreement.

6. The Borrower dissolves, liquidates, or its corporate or legal existence is terminated or suspended, or the Borrower sells substantially all of its assets.

7. Any voluntary or involuntary bankruptcy, reorganization, insolvency proceeding, receivership, or other similar proceeding is commenced by or against the Borrower under any federal or state law, or the Borrower becomes insolvent or makes any assignment for the benefit of creditors.

8. The Borrower defaults in the payment of any principal or interest in any other obligation the Borrower may have to the Bank.

9. The filing of any levy, attachment, tax lien or forfeiture proceeding instituted against or involving any property which serves as collateral for the loan.

10. Acting in good faith and in a commercially reasonable manner, the Bank believes the prospect of timely repayment of the indebtedness or other performance under the Loan Documents is impaired or the Bank otherwise deems itself or the collateral insecure.

LOAN CLOSING COSTS: You will be responsible for the payment of all costs and expenses incurred in connection with the closing of this loan, regardless of whether the loan actually closes. These expenses will include, without limitation, our counsel's fees.

CONFIDENTIALITY: The terms of this loan commitment are confidential. You agree not to disclose the contents of this loan commitment to any other lender.

LOAN CLOSING: The loan closing must occur on or before June 30, 2000. If the loan is not closed on or before that date, our obligation to fund the loan will terminate. If, prior to closing, there is a material adverse change in your business or affairs or the business or affairs of any Guarantor, or if we discover adverse circumstances of which we are currently unaware, we may rescind this commitment, in which case we will have no further obligation to fund the loan.

COMMITMENT PROVISIONS SURVIVE CLOSING: The provisions of this letter agreement will survive the closing of the loan and will not be merged into any of the other Loan Documents. If any terms in this letter agreement are inconsistent with those of the other Loan Documents, the terms of the other Loan Documents will control.

Mr. Claude Imbleau
June 14, 2000
Page Six


RESERVATION OF RIGHTS: We reserve the right to revoke or amend this loan commitment if we believe in good faith that any representation or statement made or furnished to us by you or any guarantor is untrue or misleading in any material respect.

MODIFICATION: No modification or amendment of any provision of this agreement or in any other Loan Document executed pursuant to this agreement will be effective unless in writing and signed by an authorized officer of the Bank.

COMMITMENT EXPIRATION: This commitment will expire unless it has been accepted by you in writing and the acceptance received by the undersigned on or before June 30, 2000.

LOAN AGREEMENT: This commitment letter will constitute the loan agreement between the parties.

This loan commitment is communicated only to the Borrower and may not be transferred by the Borrower to anyone else. If the terms and conditions outlined in this letter are acceptable, please evidence your acceptance by signing and returning the original copy of this letter to me. Unless I receive your written acceptance with the time specified in this letter, your application and our loan approval will be considered withdrawn.

We appreciate the opportunity to serve your lending needs. We hope you will permit us to assist you in satisfying your other financial goals. We look forward to working with you in connection with this loan transaction.

Yours very truly,

FIRST CITIZENS BANK



By       /s/ J. Lynne Walker
         ---------------------
         J. Lynne Walker
         Senior Vice President

JLW/gs

Mr. Claude Imbleau
June 14, 2000
Page Seven

                ACCEPTANCE OF LOAN COMMITMENT AND LOAN AGREEMENT

Each of the undersigned hereby accepts the Loan Commitment and Loan Agreement set forth above, subject to the terms and conditions set forth therein, this ____14_____ day of ____June________________, 2000.


CORPORATE BORROWER:

NDC Automation, Inc.


By:      /s/ Claude Imbleau
         -----------------------
         Chief Operating Officer


(Corporate Seal)

Attest:


/s/ Tom Watson
-----------------------------
Secretary/Assistant Secretary