Form 10QSB
period 2000-08-31
NDC AUTOMATION INC
filed 2000-10-13
CIK 859621

                   U.S. Securities and  Exchange Commission
                            Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                       August 31, 2000
--------------------------------------------------------------------------------


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

    As of July 31, 2000, there were 3,586,451 shares of common stock outstanding.

    Transitional Small Business Disclosure Format (Check one):
       Yes___; No X
                 ---

                                   I N D E X

                                                                                                  Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                Condensed Balance Sheets
                    August 31, 2000 (Unaudited) and November 30, 1999                             3- 4

                Condensed Statements of Operations
                    Three and Nine months ended August 31, 2000 and August 31, 1999
                     (Unaudited)                                                                     5

                Condensed Statements of Cash Flows
                    Nine months ended August 31, 2000 and August 31, 1999
                    (Unaudited)                                                                      6

                Notes to Condensed  Financial Statements                                         7 - 9

Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                              10-15


PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings                                                                      16

Item 2.      Changes in Securities and use of proceeds                                              16

Item 3.      Defaults Upon Senior Securities                                                        16

Item 4.      Submission of Matters to a Vote of Security Holders                                    16

Item 5.      Other Information                                                                      16

Item 6.      Exhibits and Reports on Form 8-K                                                       16

             (a) Exhibits -- Press Releases and other Exhibits                                      16
             (b) Reports on Form 8-K                                                                16

SIGNATURES                                                                                          17

                         PART I. FINANCIAL INFORMATION


Item 1. Financial Statements

                             NDC AUTOMATION, INC.

                           CONDENSED BALANCE SHEETS

                                                                                August 31,          November 30,
                                                                                   2000                1999
                                                                               (Unaudited)
---------------------------------------------------------------------------------------------------------------------
      ASSETS (Note 4)

CURRENT ASSETS
     Cash and cash equivalents                                                   $    17,140       $    45,240
     Accounts receivables, net                                                       673,280         1,882,293
     Inventories                                                                     526,548           366,365
     Costs and estimated earnings in excess of
        billings on uncompleted contracts                                            174,436            35,024
     Prepaid expenses and other assets                                                58,925            51,592
---------------------------------------------------------------------------------------------------------------------
              Total current assets                                               $ 1,450,329       $ 2,380,514
---------------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT
      Land                                                                       $   300,000       $   300,000
      Building and improvements                                                    1,126,623         1,126,623
      Furniture, fixtures and office equipment,                                      148,143           168,505
      Machinery and equipment                                                         74,310            63,415
---------------------------------------------------------------------------------------------------------------------
                                                                                 $ 1,649,076       $ 1,658,543

       Less accumulated depreciation                                                 622,067           646,867
---------------------------------------------------------------------------------------------------------------------
                                                                                 $ 1,027,009       $ 1,011,676
---------------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------------
                                                                                 $ 2,477,338       $ 3,392,190
=====================================================================================================================

Note: The Condensed Balance sheet at November 30, 1999 has been taken from the Audited Financial Statements at that date.

See Notes to Condensed Financial Statements

                                                                                 August 31,        November 30,
                                                                                    2000              1999
                                                                                (Unaudited)
---------------------------------------------------------------------------------------------------------------------
      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Note payable, bank (Note 4)                                                  $   493,292      $   168,153
     Current maturities of long- term debt (Note 4)                                   373,023        1,087,740
     Accounts payable and accrued expenses;
        including affiliates $70,260 at 2000
        and $416,581 at 1999                                                          603,833        1,475,974
     Billings in excess of costs and estimated
        earnings on uncompleted contracts                                             167,453          209,272
---------------------------------------------------------------------------------------------------------------------
              Total current liabilities                                           $ 1,637,601      $ 2,941,139
---------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT (Note 4 )                                                          $ 1,159,893      $         -
---------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
     Preferred stock, par value $.01 per share
        authorized 1,000,000 shares; no shares issued                             $         -      $         -
     Common stock, par value $.01 per share;
        11,000,000 shares authorized
        at 2000 and 1999; 3,586,451 shares
        issued at 2000 and 1999                                                        35,864           35,864
     Additional paid-in capital                                                     4,260,236        4,260,236
     Accumulated deficit                                                           (4,616,256)      (3,845,049)
---------------------------------------------------------------------------------------------------------------------
                                                                                  $  (320,156)     $   451,051
---------------------------------------------------------------------------------------------------------------------
                                                                                  $ 2,477,338      $ 3,392,190
=====================================================================================================================

                             NDC AUTOMATION, INC.

                      CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                              Three Months Ended                   Nine Months Ended
                                                           August 31,      August 31,          August 31,       August 31,
                                                             2000            1999                2000             1999
----------------------------------------------------------------------------------------------------------------------------
Net revenues                                              $ 1,040,700     $ 1,130,574          $ 3,598,462       $ 3,288,467
Cost of goods sold                                            867,375         720,617            2,646,568         1,952,155
----------------------------------------------------------------------------------------------------------------------------
    Gross profit                                          $   173,325     $   409,957          $   951,894       $ 1,336,312
----------------------------------------------------------------------------------------------------------------------------

Operating expenses:
    Selling                                               $   182,077     $   173,124          $   545,168       $   536,580
    General and administrative                                326,068         297,395            1,006,538           871,206
----------------------------------------------------------------------------------------------------------------------------
                                                          $   508,145     $   470,519          $ 1,551,706       $ 1,407,786
----------------------------------------------------------------------------------------------------------------------------
       Operating loss                                     $  (334,820)    $   (60,562)         $  (599,812)      $   (71,474)

Net interest expense                                          (68,130)        (66,764)            (171,394)         (191,529)
----------------------------------------------------------------------------------------------------------------------------

Loss before income taxes                                  $  (402,950)    $  (127,326)         $  (771,206)      $  (263,003)

Federal and state income taxes (Note 2)                             -               -                    -                 -
----------------------------------------------------------------------------------------------------------------------------
       Net Loss                                           $  (402,950)    $  (127,326)         $  (771,206)      $  (263,003)
============================================================================================================================

Weighted average number of common
   shares outstanding                                       3,586,451       3,453,451            3,586,451         3,453,451
----------------------------------------------------------------------------------------------------------------------------

Loss per common share - basic (Note 3)                    $     (0.11)    $     (0.04)         $     (0.22)      $     (0.08)
Loss per common share - diluted (Note 3)                  $     (0.11)    $     (0.04)         $     (0.22)      $     (0.08)
============================================================================================================================

Dividends per common share                                $         -     $         -          $         -       $         -
============================================================================================================================

See Notes to the Condensed Financial Statements

                             NDC AUTOMATION, INC.

                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                                   Nine Months Ended
                                                                                              August 31,       August 31,
                                                                                                2000             1999
--------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
     OPERATING  ACTIVITIES                                                                      $ (704,107)     $  428,966
--------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

     Purchase of property and equipment                                                         $  (88,456)     $  (24,363)
--------------------------------------------------------------------------------------------------------------------------

              NET CASH USED IN
                   INVESTING ACTIVITIES                                                         $  (88,456)     $  (24,363)
--------------------------------------------------------------------------------------------------------------------------

CASH FLOW FROM FINANCING ACTIVITIES
      Net borrowings (payments) on revolving credit agreement                                   $  325,139      $ (226,811)
      Principal payments on long-term borrowings                                                  (160,871)       (164,126)
      Proceeds from current and long-term borrowings                                               606,047               -
--------------------------------------------------------------------------------------------------------------------------

              NET CASH PROVIDED BY (USED IN)
                   FINANCING ACTIVITIES                                                         $  770,315      $ (390,937)
--------------------------------------------------------------------------------------------------------------------------
      Effect of foreign currency exchange rates changes
         on cash and cash equivalents                                                           $   (5,852)     $  (10,286)
--------------------------------------------------------------------------------------------------------------------------
      Increase (decrease) in cash and cash equivalents                                          $  (28,100)     $    3,380

      Cash and cash equivalents:

           Beginning                                                                                45,240          62,923
--------------------------------------------------------------------------------------------------------------------------
           Ending                                                                               $   17,140      $   66,303
==========================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Cash payments for:
           Interest                                                                             $  160,403      $  174,531
           Income taxes                                                                         $        -      $        -
==========================================================================================================================

See Notes to the Condensed Financial Statements

                             NDC AUTOMATION, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1.

The unaudited internal condensed financial statements and related notes have been prepared by NDC Automation, Inc. (the "Company"), without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at August 31, 2000, and for all periods presented, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended November 30, 1999. The results of operations for the nine months ended August 31, 2000 are not necessarily indicative of the operating results for the full year ending November 30, 2000.

Note 2. Income Taxes

The Company did not recognize any income tax benefits in 1999 and 2000 for its current losses as all prior taxes were recognized in the previous financial statements and utilization of operating loss carryforwards in the future are not assured to be realized.

Note 3. Earnings (loss) per common share:

The Company adopted Statement of Financial Accounting Standards No. 128 (SFAS No.128) Earnings Per Share, which supersedes APB Opinion No. 15. SFAS No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants, and convertible securities, outstanding that trade in a public market. Basic per share amounts are computed, generally, by dividing net income or loss by the weighted-average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is antidilutive, thereby reducing a loss or increasing the income per common share. The Company had options outstanding at August 31, 2000 and August 31,1999 to purchase a total of 134,092 and 81,777 shares of common stock, respectively, at a weighted-average exercise price of varying amounts. The inclusion of those potential common shares in the calculation of diluted loss per share would have an antidilutive effect. Therefore, basic and diluted loss per share amounts are the same in 2000 and 1999.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 4.  Pledged Assets, Note Payable, Bank and Long-Term Debt

The Company has the following note payable to a bank at August 31, 2000:

Note Payable Agreement that allows the Company to borrow up to $1,250,000 and bears interest at the lender's prime rate plus 2.75% per annum. The Company's loan outstanding shall not exceed the lesser of (a) U.S. $1,250,000 or (b) 80%
of i) Qualified Accounts receivable (as defined in the Loan Agreement) that are non-project Qualified Accounts and ii) Qualified Accounts that are project
Qualified Accounts (as defined in the Loan Agreement) plus 50% of all eligible inventory, but in no event shall (A) Inventory Value be in excess of $300,000 and (B) Inventory Value and Qualified Accounts that are project Qualified
Accounts be in excess of $450,000. The loan agreement is further secured by 1)
an Inventory Repurchase Agreement and 2) a $450,000 irrevocable Letter of Credit issued by a Swedish Bank. Netzler & Dahlgren Co. AB (NDCab) is obligated to repay the letter of credit bank any funds it disburses under the Letter of
Credit. The Company is ultimately responsible to repay to NDCab any amounts it pays in reimbursing the Letter of Credit Bank. The Repurchase Agreement
guarantees that NDCab will repurchase on certain conditions up to $300,000 worth of inventory, thereby providing funds to pay lender should the Company be in default on its loan obligations. The Loan Agreement terminates upon demand by
the Bank or January 31, 2001. (1)(2)                                                           $   493,292
===========================================================================================================

Long-term debt consists of the following at August 31, 2000:

Mortgage note payable to a bank, based on a 9.5% fixed rate. Original principal balance of $939,865 to be repaid in twenty four (24) consecutive monthly principal and interest payments of $13,912, with one final payment of approximately $761,503 due on June 16, 2002. The note is collaterized by the
Company's land and building with a carrying value of $906,636. The loan also contains certain financial covenants. The Company is not in compliance with all
covenants.                                                                                     $   926,870

Note payable to Netzler & Dahlgren Co AB dated June 30, 2000, based on a 16.0%
fixed rate. Original principal balance of $606,046 to be repaid in twenty-four
(24) consecutive monthly principal payments of 238,103 Swedish Krona, or approximately US$25,252 per month depending on the exchange rate at time of payment, plus interest. The note is collaterized by a second mortgage on the
Company's land and building.                                                                       606,046
-----------------------------------------------------------------------------------------------------------
                                                                                                 1,532,916

Less current maturities:                                                                           373,023
-----------------------------------------------------------------------------------------------------------
                                                                                               $ 1,159,893
===========================================================================================================

(1) The prime rate at August 31, 2000 was 9.5%
(2) The line of credit is secured by a first priority security interest in the Company's accounts receivable and inventory.

Maturities of long-term debt at August 31, 2000 are as follows:

    Year Ending
    August 31,
-----------------------------------------------------------------------------------------------------------
       2001                                                                                        373,023
       2002                                                                                      1,159,893
-------------------- --------------------------------------------------------------------------------------
                                                                                               $ 1,532,916
==================== ======================================================================================

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 5.  Continued operations

In recent years including the current year the Company has suffered operating losses. This has left the Company with a deficit and negative working capital. The Company is also not in compliance with covenants of certain debt arrangements. This raises substantial doubt about the Company's ability to continue as a going concern.

Management has made the following actions in an attempt to increase revenues and minimize losses, to date such actions have not been successful.

 .    Establish and develop strategic alliances with selected customers
 .    Pursue AGV system business in selected market niches
 .    Grow the distribution business by adding new supplementary products
 .    Expand the aftermarket sales business

The Company is also exploring a sale of the Company (or its assets) to a third party.

There can be no assurance that the Company can successfully meet the objectives of any such activities.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

================================================================================

Strategy diversification: Management has made the following actions in an attempt to increase revenues and minimize losses, to date such actions have not been successful. These approaches include the following:

 .    Establish and develop strategic alliances with selected customers
 .    Pursue AGV system business in selected market niches
 .    Grow the distribution business by adding supplementary products
 .    Expand the aftermarket sales business

The Company is also exploring a sale of the Company (or its assets) to a third party. There can be no assurances that the Company can successfully meet the objectives of any such activities.

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

      Thrige Agreement: During the third quarter of 2000, the Company and Thrige terminated their agreement as sales of motors to the industrial truck market were not successful. The company will continue to sell motors under the Schabmuller distribution agreement. Schabmuller is a wholly owned subsidiary of Thrige Motors.

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

      These forward-looking statements involve certain risk and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities:

a) Revenues from end user systems sales, new OEMs and new niches may be lower than expected or delayed.
b) New product lines of the Company ( Netzler & Dahlgren (Teach-in), Powerway) may not be well received in the North American industrial truck market or AGV market, thereby restricting growth opportunities for the Company.
c) The Company might be unable to raise the additional working capital needed, directly or through a business combination, to finance the current business strategy, which would have a serious impact on the Company's ability to sell its current and future products, as well as to satisfy existing banking requirements.
d) General economic or business conditions, either nationally or in the markets in which the Company is doing business, may be less favorable than expected resulting in, among other things, a deterioration of market share or reduced demand for its products.

RESULTS OF OPERATIONS

         The table below shows (a) the relationship of income and expense items relative to net revenues, and (b) the change between the comparable prior period and current period, for the three-month and nine-month periods ended August 31, 2000 and 1999, respectively. This table should be read in the context of the Company's condensed statements of income presented elsewhere herein:


                                                                                             Percentage of Change
                                                                                               Period to Period
                                                Percentage of Net Revenues                    Increase(Decrease)
----------------------------------------------------------------------------------------------------------------------
                                                                                                 Three          Nine
                                              Three Months                Nine Months            Months        Months
                                                 Ended                       Ended               Ended          Ended
                                                                                               August 31,     August 31,
                                        August 31,    August 31,    August 31,    August 31,    1999 to        1999 to
                                          2000          1999          2000          1999          2000          2000
                                           %             %             %             %             %             %
----------------------------------------------------------------------------------------------------------------------
Net Revenues                              100.0         100.0         100.0         100.0         (8.0)           9.4
Cost of Goods Sold                         83.4          63.7          73.5          59.4          20.4          35.6
----------------------------------------------------------------------------------------------------------------------

Gross Profit                               16.6          36.3          26.5          40.6        (57.7)        (28.8)
----------------------------------------------------------------------------------------------------------------------

Operating expenses:
Selling                                    17.5          15.3          15.1          16.3           5.2           1.6
General and administrative                 31.3          26.3          28.0          26.5           9.6          15.5
----------------------------------------------------------------------------------------------------------------------
                                           48.8          41.6          43.1          42.8           8.0          10.2
----------------------------------------------------------------------------------------------------------------------
Operating income (loss)                   (32.2)         (5.3)        (16.6)         (2.2)        452.9         739.2

Net interest expense:                      (6.5)         (5.9)         (4.8)         (5.8)          2.0         (10.5)
----------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes         (38.7)        (11.2)        (21.4)         (8.0)        216.5         193.2

Federal and state income taxes
(benefit)                                     -             -             -             -             -             -
----------------------------------------------------------------------------------------------------------------------
Net Income (loss)                         (38.7)        (11.2)        (21.4)         (8.0)        216.5         193.2
======================================================================================================================

* Because the data changes from negative to positive, or from positive to negative, the percentage of change is not meaningful.

Quarter ended August 31, 2000 Compared to the Quarter Ended August 31, 1999

Net revenues decreased by $89,874 or (8.0%) from $1,130,574 in the earlier period to $1,040,700 in the latter period. The decrease is primarily due to a lower backlog and delays in completing current projects.

Cost of goods sold increased from $720,617 to $867,375 or 20.4% due primarily to higher engineering cost associated with current projects. The Company generally realizes lower margins on project revenues. As a percentage of net revenues, cost of goods sold increased to 83.4% compared to 63.7% in 1999. Gross profit decreased by $236,632 or 57.7% from $409,957 to $173,325, while gross profit as a percentage of net revenues decreased to 16.6% from 36.3% due to the same factor.

Selling expenses increased from $173,124 to $182,077 or 5.2% primarily due to expenses related to increased advertising cost. General and administrative expenses increased from $297,395 to $326,068, or 9.6% compared to the prior year. As a percentage of net revenues, general and administrative expenses increased from 26.3% to 31.3%.

Primarily as a result of the foregoing, operating income decreased by $274,258 from an operating loss of $60,562 in the earlier period to an operating loss of $334,820 in the latter period.

Net interest expense increased from $66,764 to $68,130, an increase of $1,366.

The Company did not recognize any tax benefits in 2000 domestically for its current loss and utilization of operating loss carryforwards in the future is not assured.

Primarily due to lower gross profit on revenues and increased selling expenses in 2000 as described above the Company incurred a net loss of $402,950 in 2000 compared to a net loss of $127,326 in 1999.

Backlog. Backlog consists of all amounts contracted to be paid by customers but not yet recognized as net revenues by the Company. At August 31, 2000, the Company had a backlog of approximately $775,000 compared to approximately $2,350,000 one year earlier. The primary reason for the significant decrease is in May of 1999 the Company had just received a major order from Harcon for an AGV installation at a DaimlerChrysler facility in Detroit, while no similar order was received in the second quarter of 2000. Quoting activity for the Company remains good, but there can be no assurances that such activity will result in firm business for the Company.

Nine Months Ended August 31, 2000 Compared to Nine Months Ended August 31, 1999

Net revenues increased by $309,995, or 9.4%, from $3,288,467 in the earlier period to $3,598,462 in the latter period. The increase is primarily due to the increased project AGV system sales compared to the prior year.

Cost of goods sold increased from $1,952,155 to $2,646,568, or 35.6%, due primarily to the higher level of project net revenues recognized in 2000. As a percentage of net revenues, cost of goods sold increased from 59.4% to 73.5%. The Company generally realizes lower margins on project revenues. Gross profit decreased by $384,418, or 28.8%, from $1,336,312 to $951,894, while gross profit as a percentage of net revenues decreased from 40.6% to 26.5%.

Selling expenses remained relatively unchanged increasing from $536,580 to $545,168 in 2000. General and administrative expenses increased from $871,206 to $1,006,538, or 15.5% compared to the prior year. The increase is primarily due to the following: 1) approximately $35,000 of costs relating to the severance payments upon the expiration of the former president's contract 2) approximately $30,000 increase in administrative personnel related costs 3) approximately $20,000 in computer maintenance relating to Y2K issues 4) an approximate $10,000 increase in rent relating to a new test facility, and 5) other increases in general & administrative expenses compared to the prior year.

Primarily as a result of the foregoing, the operating loss for the period was $599,812 compared to an operating loss of $71,474 the prior year.

Net interest expense decreased from $191,529 to $171,394, a decrease of 10.5 %. Lower borrowings compared to the prior year were the primary reason for the decline. Such reductions are not expected to continue due to increase cash requirements for past due payables accruing interest.

The Company did not recognize any tax benefits in 2000 domestically for its current loss and utilization of operating loss carryforwards in the future is not assured.

Primarily due to lower gross profit and higher general and administrative expenses as described above, the Company's net loss increased by $508,203 from $263,003 in 1999 to $771,206 in 2000.

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

During the nine months ended August 31, 2000 net cash used in operating activities was $763,766. During the third quarter of 2000 the Company continued to delay payments in trade payables to Netzler & Dahlgren due to cash not being available under the current line of credit. Netzler & Dahlgren during the third quarter converted trade payables into a two year note equalling $606,046 to partially offset the net cash used for the 3rd quarter (see Note 4 of the financial statements). Due to the Company's poor results in the third quarter, the Company continued to delay trade payables to Netzler & Dahlgren and other vendors. There can be no assurances that Netzler & Dahlgren and the other vendors will continue to accept such delayed payments from the Company, which would severely affect the Company's ability to meet its financial obligations.

The Company entered into an Inventory and Accounts Receivable Loan and Security Agreement ("Loan Agreement") on February 28, 1997 with the National Bank of Canada and National Canada Business Corp. (herein collectively called the "Lender"). The Loan Agreement was amended and restated on April 30, 1999 and allows the Company to borrow up to a maximum of $1,250,000. Loans made under the new Loan Agreement are evidenced by a demand promissory Note. The Loan Agreement allows the Company to borrow pursuant to a borrowing formula which is secured by the Company's personal property as collateral. The Company's outstanding loan amount at any one time shall not exceed the lesser of (a) U.S. $1,250,000 or (b) 80% of i) Qualified Accounts receivable (as defined in the Loan Agreement) that are non-project Qualified Accounts and ii) Qualified Accounts that are project Qualified Accounts plus 50% of all eligible inventory ( as defined in the Loan Agreement), but in no event shall (A) Inventory Value be in excess of $300,000 and (B) Inventory Value and Qualified Accounts that are project Qualified Accounts be in excess of $450,000. The borrowed funds will bear interest at the Lender's prime rate plus 2.75% per annum. The Loan Agreement is further secured by 1) an Inventory Repurchase Agreement and 2) a $450,000 irrevocable Letter of Credit issued by a Swedish bank. Netzler & Dahlgren Co. AB (NDCab) is obligated to repay the letter of credit bank any funds it disburses under the Letter of Credit. The Company is ultimately responsible to repay to NDCab for any amounts it pays in reimbursing the letter of credit bank. The Repurchase Agreement guarantees that NDCab will repurchase from the Company on certain conditions up to $300,000 worth of inventory, thereby providing funds to pay the Lender should the Company default on its loan obligations.

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

The Company's strategy depends heavily on securing project business to grow. Such business is traditionally not financed by the banking community due to perceived risk associated with such jobs. In addition, in 1999 the Company was informed by the lender that unless the Company's assets or equity were significantly higher and the Company could show consistent earnings that such project receivable financing would not be readily available. Under the present banking relationship the Company can realistically only borrow approximately $250,000 for such project receivables when the availability needed for inventory is taken into account. At the end of August 2000 the Company had approximately $380,000 of such project receivables which could not be fully utilized by the present borrowing formulae. By not being able to fully utilize its project assets for the line of credit, the Company experiences negative cash flows until such cash is received from the customer. Due to the above factors the Company continued to delay payments to its affiliate Netzler & Dahlgren and other vendors so not to exceed current borrowing maximums related to the demand promissory note. Such past due payable to Netzler & Dahlgren is accruing interest at 16% per annum. The Company was not current at August 31, 2000 on the Note payable to Netzler & Dahlgren.

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

There are no assurances that the deficiency in the cash flow will not worsen if the Company does not generate enough new business. The Company had been exploring the possibility of raising additional equity capital, or subordinated debt, either directly or possibly through a business combination, in order to improve its financial position, its independence and have the working capital to address potential growth opportunities. Management currently believes that its present working capital needs are close to or greater than $1.5 million. The Company will continue to explore the sale of the Company or its assets unless revenues that can be financed by the banking community increase substantially to consistently provide earnings for the Company. There can be no assurance that the Company will be successful in selling the Company or raising the additional capital or subordinated debt to improve its financial position. The Company's ability to continue as a going concern would be adversely affected if such equity and/or debt financing is not obtained in the near future or if revenues do not increase to consistently provide earnings for the Company.

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

Item 5. Other Information

         Effective October 12, 2000 Mr. Jan Jutander resigned from the Board of Directors to avoid potential conflicts of interest due to his current assignment from the Apogeum Board to participate in negotiations about any type of agreement with a potential buyer of the Company on behalf of NDC AB/APOGEUM.



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

                                                   NDC AUTOMATION, INC.
                                                      (Registrant)






                                                   BY:  /s/ Claude Imbleau
                                                      ------------------------
                                                   Claude Imbleau
                                                   Chief Operating Officer

Date: October 13, 2000

                                 EXHIBIT INDEX

The following documents are included in this Form 10-QSB as an Exhibit:

                    Designation
                    Number Under
Exhibit             Item 601 of                                                                         Page
Number              Regulation S-K              Exhibit Description                                     Number
----------------------------------------------------------------------------------------------------------------
(A) Exhibits:
----------------

1.                           10           Note payable to Netzler and Dahlgren AB dated June 30, 2000.   19-20
2.                           27           Financial schedule                                                21

PROMISSORY NOTE

5,714,473.00 SWEDISH KRONA                                     June 30, 2000


         FOR VALUE RECEIVED, NDC AUTOMATION, INC., a Delaware corporation ( the "Borrower") hereby promises to pay to the order of

         NETZLER & DAHLGREN CO AB., a Swedish corporation ( the "Lender") at its offices in Saro, Sweden ( or such other place or places as the lender may designate) the principal sum of up to

         Five million seven hundred fourteen thousand four hundred and seventy three SWEDISH KRONA( 5,714,473.00 SEK)

which debt constitutes transactions between the parties before and up to June 30, 2000. The term of the note shall be two years and payable per attached schedule. The note shall accrue interest at the rate of 16.00% annually.

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

NDC AUTOMATION, INC.                         NETZLER & DAHLGREN CO AB


   /s/ Claude Imbleau                           /s/ Jan Jutander
By ______________________                    By _____________________
     COO                                          VP
   _____________________                        _____________________

                                                Total debt in beginning                         5,714,473         SEK

                                                Amount of payments (instalments)                       24       Total SEK
                                                             Principal                                        amount to be
  Period      From             To       Days    Interest%       Amount      Interest amount   Installment     paid monthly
    1.00    07/01/2000     07/31/2000   30.00     16.00       5,714,473          76,193         238,103          314,296
    2.00    08/01/2000     08/31/2000   30.00     16.00       5,476,370          73,018         238,103          311,121
    3.00    08/31/2000     09/30/2000   30.00     16.00       5,238,267          69,844         238,103          307,947
    4.00    09/30/2000     10/31/2000   31.00     16.00       5,000,164          68,891         238,103          306,994
    5.00    10/31/2000     11/30/2000   31.00     16.00       4,762,061          65,611         238,103          303,714
    6.00    11/30/2000     12/31/2000   30.00     16.00       4,523,958          60,319         238,103          298,422
    7.00    12/31/2000     01/31/2001   30.00     16.00       4,285,855          57,145         238,103          295,248
    8.00    01/31/2001     02/28/2001   29.00     16.00       4,047,752          52,171         238,103          290,274
    9.00    02/28/2001     03/31/2001   31.00     16.00       3,809,649          52,488         238,103          290,592
   10.00    03/31/2001     04/30/2001   30.00     16.00       3,571,546          47,621         238,103          285,724
   11.00    04/30/2001     05/31/2001   30.00     16.00       3,333,443          44,446         238,103          282,549
   12.00    05/31/2001     06/30/2001   31.00     16.00       3,095,340          42,647         238,103          280,750
   13.00    06/30/2001     07/31/2001   31.00     16.00       2,857,237          39,366         238,103          277,469
   14.00    07/31/2001     08/31/2001   30.00     16.00       2,619,133          34,922         238,103          273,025
   15.00    08/31/2001     09/30/2001   30.00     16.00       2,381,030          31,747         238,103          269,850
   16.00    09/30/2001     10/31/2001   30.00     16.00       2,142,927          28,572         238,103          266,675
   17.00    10/31/2001     11/30/2001   30.00     16.00       1,904,824          25,398         238,103          263,501
   18.00    11/30/2001     12/31/2001   30.00     16.00       1,666,721          22,223         238,103          260,326
   19.00    12/31/2001     01/31/2002   30.00     16.00       1,428,618          19,048         238,103          257,151
   20.00    01/31/2002     02/28/2002   28.00     16.00       1,190,515          14,815         238,103          252,918
   21.00    02/28/2002     03/31/2002   30.00     16.00         952,412          12,699         238,103          250,802
   22.00    03/31/2002     04/30/2002   30.00     16.00         714,309           9,524         238,103          247,627
   23.00    04/30/2002     05/31/2002   30.00     16.00         476,206           6,349         238,103          244,452
   24.00    05/31/2002     06/30/2002   30.00     16.00         238,103           3,175         238,103          241,278

                           Totals         722                                   958,232       5,714,473        6,672,705


                                                         Equivalent
                                                           in USD
  Period      From             To                           9.45
    1.00    07/01/2000     07/31/2000                     33,259
    2.00    08/01/2000     08/31/2000                     32,923
    3.00    08/31/2000     09/30/2000       933,364       32,587            98,769
    4.00    09/30/2000     10/31/2000                     32,486
    5.00    10/31/2000     11/30/2000                     32,139
    6.00    11/30/2000     12/31/2000       909,130       31,579            96,204
    7.00    12/31/2000     01/31/2001                     31,243
    8.00    01/31/2001     02/28/2001                     30,717
    9.00    02/28/2001     03/31/2001       876,113       30,750            92,710
   10.00    03/31/2001     04/30/2001                     30,235
   11.00    04/30/2001     05/31/2001                     29,899
   12.00    05/31/2001     06/30/2001       849,023       29,709            89,844
   13.00    06/30/2001     07/31/2001                     29,362
   14.00    07/31/2001     08/31/2001                     28,892
   15.00    08/31/2001     09/30/2001       820,344       28,556            86,809
   16.00    09/30/2001     10/31/2001                     28,220
   17.00    10/31/2001     11/30/2001                     27,884
   18.00    11/30/2001     12/31/2001       790,502       27,548            83,651
   19.00    12/31/2001     01/31/2002                     27,212
   20.00    01/31/2002     02/28/2002                     26,764
   21.00    02/28/2002     03/31/2002       760,871       26,540            80,516
   22.00    03/31/2002     04/30/2002                     26,204
   23.00    04/30/2002     05/31/2002                     25,868
   24.00    05/31/2002     06/30/2002       733,357       25,532            77,604

                           Totals         6,672,705      706,106