Form 10KSB
period 2000-11-30
NDC AUTOMATION INC
filed 2001-03-09
CIK 859621

--------------------------------------------------------------------------------
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
For the fiscal year ended November 30, 2000 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
For the transition period from                 to
                               ---------------    ---------------
Commission file number   0-18253
                        -----------
                              NDC AUTOMATION, INC.
                 (Name of small business issuer in its charter)

                       Delaware                                  56-1460497
           -------------------------------                   -------------------
           (State or other jurisdiction of                    (I.R.S. Employer
            incorporation or organization)                   Identification No.)

            3400 Latrobe Drive, Charlotte, North Carolina       28211-
           ---------------------------------------------------------------------
             (Address of principal executive offices)             (Zip Code)

           Issuer's telephone number   (704) 362-1115
                                      ----------------

           Securities registered pursuant to Section 12(b) of the Exchange Act:
                                                        Name of each exchange on
                  Title of each class                       which registered

                         None                                     None
           ---------------------------------           -------------------------

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
                                                     Yes X No
                                                        ---  --

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB. [   ]

         State issuer's revenues for its most recent fiscal year: $4,849,528.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant was $765,049, based upon the closing sales price of Common Stock on OTC Bulletin Board on January 31, 2001 of $0.34375 per share.

         As of January 31, 2001, 3,586,451 shares of Registrant's Common Stock, par value $.01 per share, were outstanding.

         Portions of the Registrant's Annual Report to the security holders for the fiscal year ended November 30, 2000 furnished to the commission pursuant to Rule 14a-3(b) under the Securities Exchange Act of 1934 are incorporated by reference in Part II, Items 6 and 7. In addition, portions of the Registrant's definitive proxy statement for the 2001 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 are incorporated by reference in Part III, Items 9, 10, 11 and 12.

         Transitional Small Business Disclosure Format (check one):  Yes   No X
                                                                        ---   --

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

    NDCT was founded in 1982 as the North American affiliate of NDC, Netzler & Dahlgren Co. AB ("Netzler & Dahlgren"), a Swedish Company. NDCT's strategy was to acquire or license Netzler & Dahlgren control technologies and products, and to enhance, modify, and otherwise adapt them for use by customers in North America.

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

     During the fiscal year ending November 30, 1996, the Company discontinued its marketing and distribution of the radio frequency identification products to primarily focus on its AGVS business. The Company also refocused its marketing and sales of AGVS equipment to OEM customers and system suppliers. In September 1997 the Company expanded it sales efforts to provide turn key AGV systems to end users. On November 30, 2000 the Company's license agreement with Netzler and Dahlgren AB was modified to allow the Company to pursue end user AGV business world wide on a non-exclusive basis.

Business of the Issuer

    The Company's current core business is to be a supplier of controls hardware, software, engineering services and other components that are incorporated into automated guided vehicles ("AGVs" or "vehicles") and into systems that incorporate one or more such vehicles ("AGV systems"). AGVs are driverless, computer-controlled vehicles that are programmed to transport materials through designated pickup and delivery routines within a particular facility (usually a manufacturing or distribution facility) and to transmit information concerning system status, inventory tracking and system controls to a system controller. In 2000, sales of AGV related products and services accounted for almost all of the Company's net revenues as it did in 1999.

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

    The Company markets a laser guidance AGV control system, Lazerway(TM), which is viewed by management as superior to the traditional "wire guidepath" technology or other non-wire technologies for controlling the direction of an AGV. The laser technology permits the end user to alter the guidepaths of AGVs without changes in the user's facility. For further information regarding AGVS, see "AUTOMATED GUIDED VEHICLE SYSTEMS" below.

     The Company's philosophy includes selling its hardware, software and engineering services to OEM customers, i.e. manufacturers of AGVs, AGV systems and other vehicles that can be equipped for automation to fit the end-users' needs. The Company will sell such services through regular distribution or as a sub-contractor to such OEM customers. The Company will also supply turnkey AGV systems to an end user when appropriate.

       Its principal office is located at 3101 Latrobe Drive, Charlotte, North Carolina, 28211, and its telephone number is (704) 362-1115.

Strategy

    The Company's mission is to strengthen its core business through active marketing, distribution and support of AGV system control technology, engineering and related products through sales to end users, AGV manufacturers, material handling system integrators and other equipment manufacturers who typically integrate the Company's products into system products for sale to the actual users of AGV systems.

The Company is focusing its marketing efforts on its laser technology and AGV system solutions, Lazerway(TM), towards OEM customers as well as to existing users of AGV systems for up-grading and retrofitting purposes. The Company will also pursue system business direct with end-users when appropriate.

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

The Company also has introduced other but related product lines such as private labeled batteries and chargers, under the Powerway label and A/C motors that can be distributed to targeted customers to supplement its existing AGV business.

The Company will continue to review its strategy as it monitors the market, competition and growth opportunities for its products. Results of such reviews may affect the above strategies. There can be no assurance, however, that any of the above strategies or future strategies will meet management's objectives for success or growth.

AUTOMATED GUIDED VEHICLE SYSTEMS

General

    AGV's are driverless, computer-controlled vehicles that are programmed to transport materials through designated pickup and delivery routines within a particular facility (usually a manufacturing or distribution facility) and to transmit system status, inventory tracking and control and other information. In many manufacturing and distribution processes, material handling needs are met by roller tables, conveyors, manually operated vehicles and other conventional methods. The AGVs can be rerouted within the constraints imposed by the particular system. The Company's AGV system products and services have been used in a variety of industries, e.g. warehousing, textiles, newspaper publishing and electronics. Control systems and technology supplied by the Company are used for guidance and control of AGV systems in numerous production facilities.

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

    The end users of AGV systems typically are firms that need to move objects by vehicle within a single manufacturing or distribution facility. For example:

                   A leading car manufacturer transports engines in its production facility with AGV's.

                   A significant number of newspapers use AGV systems incorporating the Company's products to move paper rolls and finished editions through their printing plants.

    The Company offers over 20 standard items of equipment and over 10 standard software products with multiple options to its customers. In certain instances customers incorporate NDCA products into their own AGV systems for sale to end users. These control products are designed to be of such general applicability as to be useful in many kinds of material handling vehicles. Consequently, they are used not only in custom-designed AGV vehicles and systems, but also to upgrade conventional material handling equipment such as forklifts and pallet jacks.



    AGV systems can be custom-designed by system houses and OEMs, and occasionally by end users, to satisfy the material handling needs of an end user's facilities. The more complex AGV systems perform several functions and are controlled by highly sophisticated computer software. These systems track and maintain the flow of materials through an entire manufacturing or distribution process. In doing so, they use numerous vehicles to move parts and assemblies through the various operations necessary to produce the finished product. The AGV system's own computers provide host production computers with the information necessary for management to make real-time production decisions.

The License Agreement

    The Company's AGV system products and services incorporate technology licensed by, and products purchased from, Netzler and Dahlgren Co. AB, a Swedish based company ("Netzler & Dahlgren"), as well as technology that it has acquired or developed itself. Prior to November 30, 2000 the Company had a Master License Agreement ("MLA") dated December 1, 1987, as restated November 30, 1995, in which the Company received from Netzler & Dahlgren's AGV technology, hardware, software, know-how and consulting services. The Master License Agreement provided the Company the sole rights to commercially and technically utilize, apply and sub-license Netzler & Dahlgren's AGV system control technology and to sell its AGV system products in North America to OEMs who manufacture vehicles in North America. The MLA, however, did not prohibit customers in North America from purchasing complete AGVs equipped with Netzler & Dahlgren controls from a Netzler & Dahlgren licensee that manufactures vehicles outside of North America. Netzler & Dahlgren products do not include standard or custom vehicle frames for AGVs.

   On November 30, 2000, the Company renegotiated its license agreement with Netzler & Dalgren. The new agreement, dated November 30, 2000, expands the Company's territory to sell to end-users on a worldwide basis, and continues its rights to sub-license the technology in North America but on a non-exclusive basis. In addition, the note payable to Netzler & Dahlgren of approximately $606,000 has been restructured, with the interest rate on such note lowered from 16% to 9%. Under the new agreement, Netzler & Dahlgren extended the existing Letter of Credit to NDCA's bank until May 30, 2001. The Company's line of credit bank then extended the Company's line of credit of $450,000 to April 30, 2001.

The new license agreement continues to allow the Company to distribute the Netzler & Dahlgren laser technology as described above in North America except for the Teach-in technology. The agreement was extended for ten (10) years and will expire on December 1, 2010 and is subject to automatic two year extensions unless and until either party, in compliance with certain procedures, notifies the other of its intention to terminate the agreement. It provides for payment of a 10% royalty on sub-license fees received by the Company with respect to AGV system technology. It also provides for the sale of products at prices determined annually. Royalties are due 30 days following receipt of payment by the Company. During the fiscal year ended November 30, 2000, the Company incurred no royalties to Netzler & Dahlgren with respect to technology sub-licenses and purchased an aggregate of $551,901 of hardware, software and engineering consulting services from Netzler & Dahlgren.


Customers

     A substantial portion of the Company's business in any given year is derived from a limited number of customers, although the identity of those customers varies somewhat from year to year. For the fiscal year ended November 30, 2000, orders from the three largest customers accounted for 21.8%, 7.2% and 6.7% of the Company's net revenues. For fiscal 1999, orders from the three largest customers accounted for 24.3%, 8.3% and 6.4% of the Company's net revenues. For fiscal 1998, orders from the three largest customers accounted for 12.2%, 12.0% and 11.4% of the Company's net revenues.


     End users of the Company's products and services are reached generally by the Company's sales to system suppliers and OEMs.

    The Company sold products to over eight system supplier and OEM customers in 2000 that acquire the

Company's products under various types of agreements. Depending on the terms of such agreements, the system supplier can typically obtain hardware, software and access the Company's specific AGV system know-how.

    AGV system products and services sold to system suppliers, OEMs and Netzler & Dahlgren as a group accounted for approximately 42%, 57% and 57% of the Company's net revenues in the fiscal years ended November 30, 2000, 1999 and 1998, respectively. For the fiscal year ended November 30, 2000, such customers accounted for approximately $2.0 million in net revenues.

    The Company also sold in 2000 its AGV system products and services directly to end users to incorporate such components and equipment into AGV systems suitable for their particular needs. These end users often are major manufacturing concerns experienced in the application of sophisticated material handling systems for in-house use. AGV system products and services sold directly to end users accounted for approximately 58%, 43% and 43% of the Company's net revenues in the fiscal years ended November 30, 2000, 1999 and 1998, respectively.

Marketing

    The Company's marketing strategy and goal is to promote the advantages of its AGV control technology to the whole market, particularly the Lazerway(TM) system. The technology consists of a family of products, both hardware and software, capable of being incorporated into a broad variety of systems while preserving the identity and independence of the system supplier. The Company's sales and distribution efforts are directed toward its OEM customers , system suppliers and end users. In its approach to certain prospective customers, the Company will suggest a teamed technology arrangement. In such an arrangement, the Company will work with its OEM customer to integrate the Company's products and services with their equipment. The goal is to fashion a material movement system that will satisfy the end user's particular needs. Such technology once installed can be maintained by factory floor technicians. The Netzler & Dahlgren technology has been used in more than 1000 AGV systems with over 7,000 vehicles (composed of as few as one vehicle and as many as 50 vehicles).

    The Company's marketing program is led by its Chief Operating Officer and its Vice President, and implemented by its Sales Group, who are responsible for developing relationships with system suppliers, OEMs, distributors and end users. The Company attends the major trade shows held by the materials handling industry and advertises in various industry publications.

    Although the Company actively markets all of its products and services, a substantial part of its business is unsolicited. For example, a potential end user of the Company's products might solicit requests for proposals from more than one system supplier. A system supplier will incorporate the features of the Company's products and services in the technical specifications of its bid, in which case the pricing of its bid would reflect the cost of such products and services. It is possible for several system suppliers or OEMs to incorporate features of the Company's products and services into their bids, thus enhancing the likelihood that such products and services will be included in the AGV system finally selected by the end user. The bidding process takes, on average, three months to one year for completion. The design, manufacture and installation of AGV systems utilizing the Company's products and services require an additional six to twelve months.




Backlog

    Backlog consists of all amounts contracted to be paid by customers but not yet recognized as net revenues by the Company. At November 30, 2000, the Company had a backlog of approximately $940,000 compared to $1,650,000 total backlog one year earlier. During the first two months of 2001, the Company booked in excess of $2,600,000 of new business. Substantial fluctuations in backlog are considered normal due to the size of AGV system contracts. Substantial fluctuations in the industry makeup of the Company's backlog also are considered normal.

Patents and Proprietary Information

 Product developments sponsored and funded by the Company are the property of the Company and may be patented by the Company. The Company owns and licenses various patents and trademarks with varying expiration dates.

    Management believes that the Company's strong ability to modify and adapt its products to changing applications is just as significant to the maintenance of its competitive position as is the protection afforded by its patent and trademark rights.

Research and Development

    The Company's research and development activities are designed to complement existing products and services and not to innovate radically different technologies. Management relies upon Netzler & Dahlgren to innovate new technology to which the Company is entitled according to the terms of the License Agreement.

    The Company spent $53,086 for Research & Development in fiscal 2000, but did not spend any on Research & Development in 1999 or 1998.

Inventory

    The Company purchases considerable amounts of hardware and software from Netzler & Dahlgren. The lead time required for such purchases averages approximately sixteen weeks. Other manufactured products inventoried by the Company require similar lead times. Due to the long lead times required, a general increase in the volume of business can require increases in inventory levels.

Competition

    The material handling industry is highly competitive, and technologies are being continuously developed or improved. The Company is a supplier of AGV systems worldwide and a supplier in North America of AGV system control technology, products and services designed to be incorporated into vehicles manufactured by others. Management believes that the flexibility and functionality of its controls and technology offer a competitive advantage relative to the technology of system suppliers and OEMs that produce controls and vehicles only for use in their own AGV systems. There can be no assurance that this competitive advantage will continue.

     While the Company endeavors continually to improve and upgrade its product and service offerings, there can be no assurance that other firms having greater financial resources for research, development and marketing will not develop products with characteristics superior to the Company's products or that render the Company's products obsolete.

     In summary, competition is derived much less from non-OEM companies supplying AGV control technology than from OEMs who offer turnkey AGV systems based on their own proprietary AGVS technology. The Company has yet to convert such major OEMs from their own AGVS technology to the Company's technology, thereby limiting the Company's access to the markets served by such OEMs.

     The terms of the License Agreement do not prohibit Netzler & Dahlgren's licenses from entering the North American market or Netzler & Dahlgren signing up new licensees in North America to compete with the Company or the Company's sub-licensees or to supply completed AGVs to the Company's sub-licensees. During the last three years the Company noted an increased presence of such foreign licensees in the North American market compared to prior years. Management presently believes this trend may continue and could be a material threat to the Company's current and potential revenues.
 .
Employees

    The Company presently employs 25 persons full-time. None of the Company's employees is a party to a collective bargaining agreement. The Company considers its employee relations to be good.

Item 2.  Properties

    The Company owns the premises that it occupies at 3101 Latrobe Drive in Charlotte. A bank holds a mortgage on the property in an original amount of $1,387,000, of which $907,112 was outstanding at November 30, 2000. The productive capacity of the building is approximately 13,000 square feet, all of which is currently utilized for executive offices, engineering, distribution and administration space. In addition to the above property the Company leases a 10,000 square foot warehouse and testing facility at 4101-E Barringer in Charlotte. The lease monthly cost is approximately $4,000.

The Company has a contract to sell its Latrobe Drive property for a sale price of $1,600,000 with an anticipated closing in March of 2001.



Item 3.  Legal Proceedings

               None.

Item 4.  Submission of Matters to a Vote of Security Holders

               None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

    The Company's Common Stock previously traded on the National Association of Securities Dealers, Inc. ("NASDAQ") National Market under the symbol "AGVS". The Company's common stock began trading on the OTC Bulletin Board in November, 1995. As of November 30, 2000, 3,586,451 of the Company's 11,000,000 authorized shares of Common Stock were issued and outstanding.

    Trading in the Company's securities commenced on March 28, 1990. The table below indicates quarterly high and low bid and asked information for the years ended November 30, 2000 and 1999, respectively, as provided to the Company by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without dealer mark-up, mark-down, or commission, and may not represent actual transactions.

    The approximate number of holders of record of common stock of the Company as of January 31, 2001 was 175. The Company believes that there are approximately 800 beneficial owners of the Company's common stock.


                                                                   Market Price per Share

                                       -------------------------------------------------------------------------------
                                                        2000                                    1999

                                       -------------------------------------------------------------------------------
                                              High                 Low                High                Low
Quarter Ended                            Bid       Ask       Bid       Ask       Bid       Ask       Bid       Ask
----------------------------------------------------------------------------------------------------------------------
February 28                              0.72      0.97      0.26      0.33      0.40      0.65      0.15      0.15
May 31                                   1.19      1.22      0.38      0.53      0.79      0.90      0.31      0.53
August 31                                0.50      0.75      0.26      0.28      0.72      0.88      0.22      0.38
November 30                              0.32      0.47      0.19      0.20      0.63      0.88      0.26      0.34
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

                                     PART IV

     Item 13.         Exhibits and Reports on Form 8-K

          (a)      Exhibits:


     Exhibit
        No.                    Description
     -------                   -----------

     3.1  (a)*                 Certificate of Incorporation of the Company
                               (incorporated by reference to Exhibit 3.1 to the
                               Company's Form 10-K for the fiscal year ended
                               November 30, 1990 (the 1990 Form 10-K).
          (b)*                 Certificate of Amendment dated May 27, 1993
                               (incorporated by reference to Exhibit 3.1 to the
                               Company from S-1 dated August 27, 1993).
     3.2  *                    Bylaws of the Company (incorporated by
                               reference to Exhibit 3.2 to the Company's 1990
                               Form 10-K).
     4.1  *                    Form of Common Stock certificate (incorporated
                               by reference to Exhibit 4.1 to the Company's
                               Registration Statement (No. 33-32925) on Form
                               S-18 (the Form S-18)).
     10.1 (a)*                 Profit Sharing Plan and Trust Agreement
                               dated April 1, 1983, as amended (incorporated by
                               reference to Exhibit 10.1 to the Company's 1990
                               Form 10-K).
          (b)*                 Nonstandardized Code 401(k) Profit Sharing Plan
                               (incorporated by reference to Exhibit 10.48 to
                               the Company's 1990 Form 10-K).
          (c)*                 Adoption Agreement #004 Nonstandard Code 401(k)
                               Profit Sharing Plan dated October 26, 1992
                               (incorporated by reference to Exhibit 10.1(b) to
                               the Company's Form 10-K for the fiscal year ended
                               November 30, 1992 (the 1992 Form 10-K)).
     10.2 (a)*                 Master License Agreement dated December 1,
                               1987 (the Master License Agreement) between
                               Netzler & Dahlgren and the Company (incorporated by reference to Exhibit 10.2 to the Form S-18).
          (b)*                 Letter Amendment dated March 28, 1990 between the
                               Company and Netzler&Dahlgren, amending the Master
                               License Agreement (incorporated by reference to Exhibit 10.2(b) to the Company's 1990 Form 10-K).
          (c)*                 Amendment to Master License Agreement dated
                               May 31, 1990 between the Company and Netzler &
                               Dahlgren, amending the Master License Agreement
                               (incorporated by reference to Exhibit 10.2(c) to the Company's 1990 Form 10-K).
          (d)*                 Agreement dated October 18,1993 between the
                               Company and Apogeum AB regarding Conveyance of
                               Laser Know-How and Rights (incorporated by reference to exhibit 10.2(D) 1994 form 10KSB).
          (e)*                 Restated Master License Agreement dated November
                               30, 1995 between the Company and Netzler and Dahlgren Co. AB (incorporated by reference to exhibit 10.2(e) 1995 form 10KSB).
          (f)*                 Letter dated September 10, 1997 from Netzler and
                               Dahlgren Co. AB to Company pertaining to direct sales to end users as defined by the Master
                               License Agreement (incorporated by reference to Exhibit 1 of the August 31, 1997 Form 10QSB).
          (g)*                 License Agreement dated November 30, 2000 between
                               the Company and Netzler & Dahlgren Co. AB
                               (incorporated by reference to exhibit 10.1 of the December 20, 2000 form 8-K).
          (h)                  Security Agreement dated March 2, 2001 between
                               the Company and Netzler and Dahlgren Co. AB.

     Item 13.         Exhibits and Reports on Form 8-K

     Exhibit
     No.                         Description
     -------                     -----------


     10.3 (a)*                 Agreement dated June 20, 1989 between the
                               Company and Schabmuller GmbH (incorporated by
                               reference to Exhibit 10.4 to the Form S-18).
          (b)*                 Exclusive Distribution Agreement dated February
                               9, 1995 between the Company and Schabmuller GmbH
                               (incorporated by reference to exhibit 10.4(b) to
                               the Company's 1994 form 10-KSB).
          (c)*                 Distributorship Agreement dated February 19,
                               1998 between the Company and Schabmulerr Gmbh
                               (incorporated by reference to exhibit 10.4(c)
                               1998 form 10KSB.
     10.4 (a)*                 Know-How, Firmware and Documentation License
                               Agreement dated November 30,1990 between the
                               Company and Production Machinery Corporation
                               (incorporated by reference to Exhibit 10.8(a) to
                               the Company's Form 10-K for the fiscal year ended
                               November 30, 1991 (the 1991 Form 10-K)).
          (b)*                 Technology License Agreement dated January 30,
                               1998 between the Company and Mentor AGVS
                               (incorporated by reference to exhibit 10.5(b) to
                               the Company's 1998 form 10-KSB).
          (c)*                 Technology License Agreement dated December 1,
                               1999 between the Company and Mentor AGVS
                               (incorporated by reference to exhibit 10.4(c) to
                               the Company's 1999 form 10-KSB).
     10.5*                     Exclusive Distribution Agreement dated October,
                               1999 between the Company and MicroPower
     10.6*                     Service and Support Agreement dated December 14,
                               1999 between the Company and the Raymond
                               Corporation.
     10.7*                     Employment Agreement dated March 1, 1999 between
                               Claude Imbleau and the Company (incorporated by
                               reference to exhibit 4, to the Company's May 31,
                               1999 form 10QSB).
     10.8 (a)*                 NDC Automation, Inc. 1990 Stock Option Plan,
                               as adopted October 10, 1990 (incorporated by
                               reference to Exhibit 10.47(a) to the Company's
                               1990 Form 10-K).
          (b)*                 Form of Stock Option Agreement (incorporated by
                               reference to Exhibit 10.47(b) to the Company's
                               1990 Form 10-K).
     10.9 (a)*                 Promissory Note from the Company to First
                               Citizens Bank & Trust Company (incorporated by reference to Exhibit 10.56 to the Company's 1992
                               Form 10-K).
          (b)*                 North Carolina Note Modification Agreement dated
                               May 16, 1997 between the Company and First
                               Citizens Bank & Trust Company (incorporated by reference to exhibit 1 to the Company's May 31, 1997 Form 10QSB).
          (c)*                 North Carolina Note Modification dated May 21,
                               1999 between the Company and First Citizens Bank
                               & Trust Company (incorporated by reference to exhibit 3 to the Company's May 31, 1999 Form
                               10QSB).
          (d)*                 North Carolina Note Modification dated June 16,
                               2000 between the Company and First Citizens Bank
                               & Trust Company (incorporated by reference to exhibit 2 to the Company's May 31, 2000 Form
                               10QSB).

     Item 13.         Exhibits and Reports on Form 8-K

     Exhibit
     No.                         Description
     -------                     -----------


     10.10(a)*                 Commitment letter dated December 18, 1996
                               for a revolving line of credit of $1,250,000 to
                               be provided by National Canada Business Corp's to
                               the Company. (incorporated by reference to
                               exhibit 10 to the Company's 1996 Form 10KSB)
          (b)*                 Inventory and accounts receivable loan and
                               security agreement dated February 28, 1997
                               between the Company and National Bank of Canada
                               and National Canada Business Corp. (incorporated
                               by reference to report on form 8K dated March 11,
                               1997)
          (c)*                 Confirmation letter for extending Line of
                               Credit from National Canada Business Corp. to NDC
                               Automation, Inc. dated April 1, 1998.
                               (incorporated by reference to exhibit 1 to the
                               Company's May 31, 1998 Form 10QSB).
          (d)*                 First amendment to Inventory and accounts
                               receivable loan and security agreement dated
                               October 27, 1998 between the Company and National
                               Bank of Canada and National Canada Business Corp.
                               (incorporated by reference to Exhibit 10.11(d) to
                               the Company's 1998 Form 10-KSB).
          (e)*                 First amendment to inventory repurchase agreement
                               dated October 27, 1998 between the Company and
                               National Bank of Canada and National Canada
                               Business Corp. and Netzler & Dahlgren Co AB
                               (incorporated by reference to Exhibit 10.11(e) to
                               the Company's 1998 Form 10-KSB).
          (f)*                 Second amendment to inventory and accounts
                               receivable loan and security agreement dated
                               April 30 between Company and National Bank of
                               Canada (incorporated by reference to exhibit 1 to
                               the Company's May 31, 1999 Form 10QSB).
          (g)*                 Amended, restated and substituted secured note
                               dated April 30, 1999 between Company and National
                               Bank of Canada (incorporated by reference to
                               exhibit 2 to the Company's May 31, 1999 Form
                               10QSB).
          (h)*                 Second amended, restated and substituted secured
                               note dated November 30, 2000 between Company and
                               Summit Business Capital Corp. (incorporated by
                               reference to exhibit10.3 to the Company's
                               December 20, 2000 Form 8K).
          (i)*                 Third amendment to inventory and accounts
                               receivable loan and security agreement dated
                               November 30 between Company and Summit Business
                               Capital Corp (incor. by reference to exhibit 10.4
                               to the Company's December 20, 2000 Form 8K).
          (j)                  Third amended, restated and substituted secured
                               note dated January 12, 2001 between Company and
                               Summit Business Capital Corp.
          (k)                  Fourth amendment to inventory and accounts
                               receivable loan and security agreement dated
                               January 12, 2001 between Company and Summit
                               Business Capital Corp.
     10.11(a)*                 Reimbursement Agreement between NDC
                               Automation, Inc. and Netzler & Dahlgren Co AB dated June 29, 1998 (incorporated by reference to exhibit 2 to the Company's May 31, 1998 Form
                               10QSB).
          (b)*                 Deed of Trust between NDC Automation, Inc. and
                               Netzler & Dahlgren Co AB dated June 29, 1998
                               (incorporated by reference to exhibit 3 to the Company's May 31, 1998 Form 10QSB).
          (c)*                 Promissory Note between NDC Automation, Inc.
                               and Netzler & Dahlgren Co AB dated June 30, 1998
                               (incorporated by reference to exhibit 4 to the Company's May 31, 1998 Form 10QSB).

     Item 13.         Exhibits and Reports on Form 8-K

     Exhibit
     No.                         Description
     -------                     -----------


     10.11(d)*                 Promissory Note between NDC Automation, Inc.
                               and Netzler & Dahlgren Co AB dated June 30, 2000
                               (incorporated by reference to exhibit 1 to the Company's August 31, 2000 Form 10QSB).
     10.12*                    Representation Agreement dated January 27, 1999
                               between the Company and Harcon Engineering Inc.
                               (incorporated by reference to exhibit 10.16 to the Company's 1998 Form 10-KSB).
     10.13*                    Agreement for purchase and sale of real property
                               (incorporated by reference to exhibit 10.2 to the Company's December 13, 2000 8-K)
     11.1                      Computation of Earnings Per Share for November
                               30, 2000.
     13.                       Company's 2000 Annual Report.
     23.3                      Consent of McGladrey & Pullen, LLP to the
                               incorporation by reference in this Form 10-KSB.
     99.1*                     United States Letters Patent for Optical
                               Navigation System for an Automatic Guided
                               Vehicle, and Method (Patent No. 4,626,132; Date of Patent 08/15/89) (incorporated by reference to
                               Exhibit 28.1 to the Form S-18).
     99.2*                     United States Patent for Method and Apparatus for
                               Providing Destination and Vehicle Function
                               Information to an Automatic Guided Vehicle
                               (Patent No. 4,780,817; Date of Patent 10/25/88)
                               (incorporated by reference to Exhibit 28.2 to the Form S-18).
     99.3*                     United States Patent and Trademark Office Notice
                               of Recordation of Assignment Document for Automatic Guided Vehicle Traffic Control System and Method (Document Date 02/19/88) (incorporated by reference to Exhibit 28.3 to the Form S-18).
     99.4*                     Canadian Letters Patent for Apparatus and Method
                               for Optical Guidance System for Automatic Guided
                               Vehicle (Patent No. 1,236,132; Date of Patent
                               05/17/88) (incorporated by reference to Exhibit
                               28.4 to the Form S-18).
     99.5*                     United States Letters Patent for Automatically
                               Guided Vehicle Having Steering Mechanism for
                               Enabling Vehicle to Follow Guidance Wire (Patent
                               No. 4,729,449; Date of Patent 03/08/88)
                               (incorporated by reference to Exhibit 28.5 to the Form S-18).
     99.6*                     United States Letters Patent for Apparatus and
                               Method for Optical Guidance System for Automatic
                               Guided Vehicle (Patent No. 4,626,995; Date of
                               Patent 12/02/86) (incorporated by reference to
                               Exhibit 28.6 to the Form S-18).
     99.7*                     United States Certificate of Registration of
                               Trademark NDC (No. 1,360,353; Date of
                               Registration 09/17/85) (incorporated by reference to Exhibit 28.7 to the Form S-18).
     99.8*                     United States Certificate of Registration of
                               Trademark SENS-O-GUIDE (No. 1,360,354; Date of
                               Registration 09/17/85) (incorporated by reference to Exhibit 28.8 to the Form S-18).
     99.9*                     Canadian Certificate of Registration Trademark
                               MAGIC POINT (No. 331696; Date of Registration
                               09/04/87) (incorporated by reference to Exhibit
                               28.9 to the Form S-18).
     99.10*                    United States Certificate of Registration of
                               Trademark MAGIC POINT (No. 1,417,335; Date of
                               Registration 11/18/86) (incorporated by reference to Exhibit 28.10 to the Form S-18).
     99.11*                    United States Certificate of Registration of
                               Trademark ESCORT (No. 1,468,835; Date of
                               Registration 12/15/87) (incorporated by reference to Exhibit 28.11 to the Form S-18).

* Certain of the exhibits to this Report, indicated by an asterisk, are hereby incorporated by reference to other documents on file with the Commission, with which they are filed in fact, to be a part hereof as of their respective dates.

(b)  Reports on Form 8-K

     1. December 13, 2000 8K filing for Agreement for Purchase and Sale of Real Property.

     2. December 20, 2000 8K filing for License Agreement dated November 30, 2000 between the Company and Netzler & Dahlgren Co AB.

     3. January 24, 2001 8K filing for receipt of purchase order from an automotive customer, value approximately $800,000.

     4. February 9, 2001 8k filing for receipt of purchase order for a customer addressing the aviation industry, value approximately $900,000.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                NDC AUTOMATION, INC.
                                                Registrant


                                                By:     /s/Claude Imbleau
                                                   -----------------------------

                                                        Claude Imbleau
                                                        Chief Operating Officer
                                                        Chief Financial Officer

                                                By:     /s/Beverly Love
                                                   -----------------------------
                                                        Beverly Love
Date:  March 2, 2001                                    Chief Accounting Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and date indicated.


                                     By:      /s/Goran P. R. Netzler
                                         ----------------------------
                                              Goran P. R. Netzler
                                              Chairman of the Board of Directors


                                     By:     /s/Richard D. Schofield
                                         ----------------------------
                                              Richard D. Schofield
                                              Director

                                     By:     /s/ Raymond O. Gibson
                                             ---------------------
                                              Raymond O. Gibson
                                              Director

Date: March 2, 2001