Form 10QSB
period 2001-02-28
NDC AUTOMATION INC
filed 2001-04-11
CIK 859621

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                February 28, 2001
--------------------------------------------------------------------------------


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


     3400 Latrobe Drive, Charlotte, North Carolina                   28211
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

    As of March 31, 2001, there were 3,586,451 shares of common stock outstanding.

    Transitional Small Business Disclosure Format (Check one):
       Yes___; No_ X_

                                      INDEX


                                                                                   Page
                                                                                   ----
PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

               Condensed Balance Sheets
                  February 28, 2001 (Unaudited) and November 30, 2000                3-4

               Condensed  Statements of Operations
                  Three months ended February 28, 2001 and February 29, 2000
                                   (Unaudited)                                         5

               Condensed  Statements of Cash Flows
                  Three months ended February 28, 2001 and February 29, 2000
                                   (Unaudited)                                         6

               Notes to Condensed Financial Statements                               7-9

  Item 2. Management's Discussion and Analysis of Financial                        10-14
             Condition and Results of Operations

PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                                           15

  Item 2. Changes in Securities                                                       15
  Item 3. Defaults Upon Senior Securities                                             15

  Item 4. Submission of Matters to a Vote of Security Holders                         15

  Item 5. Other Information                                                           15

  Item 6. Exhibits and Reports on Form 8-K                                            15

             (a)  Exhibits -- Press Releases and other Exhibits

             (b)  Reports on Form 8-K

SIGNATURES                                                                            16

                            CONDENSED BALANCE SHEETS



                                                                             February 28,      November 30,
                                                                                 2001              2000
                                                                              (Unaudited)
---------------------------------------------------------------------------------------------------------------
      ASSETS (Note 4)
CURRENT ASSETS
     Cash and cash equivalents                                                      $ 59,149           $ 4,767
     Accounts receivable, net                                                        849,624           833,481
     Inventories                                                                     286,334           371,723
     Costs and estimated earnings in excess of
            billings on uncompleted contracts                                          6,873            39,968
     Prepaid expenses and other assets                                                25,983            41,108

---------------------------------------------------------------------------------------------------------------
              Total current assets                                               $ 1,227,963       $ 1,291,047
---------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT
      Land                                                                         $ 300,000         $ 300,000
      Building and improvements                                                    1,126,623         1,126,623
      Furniture, fixtures and office equipment,                                      151,604           148,143
      Machinery and equipment                                                         79,021            79,021
---------------------------------------------------------------------------------------------------------------
                                                                                 $ 1,657,248       $ 1,653,787


       Less accumulated depreciation                                                 659,459           640,724
---------------------------------------------------------------------------------------------------------------
                                                                                   $ 997,789       $ 1,013,063
---------------------------------------------------------------------------------------------------------------
                                                                                 $ 2,225,752       $ 2,304,110
===============================================================================================================

Note: The Condensed Balance sheet at November 30, 2000 has been taken from the Audited Financial Statements at that date.

See Notes to Condensed Financial Statements


                                                                              February 28,      November 30,
                                                                                  2001              2000
                                                                              (Unaudited)
---------------------------------------------------------------------------------------------------------------


      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
     Note payable, bank (Note 4)                                                     $ 96,981        $ 293,082
     Current maturities of long- term debt (Note 4)                                   450,940          369,858
     Accounts payable and accrued expenses;
             including amounts owed to affiliates of  $78,447 at 2001
             and $520,241 at 2000                                                     611,899          763,772
     Billings in excess of costs and estimated
              earnings on uncompleted contracts                                       598,439          182,610
---------------------------------------------------------------------------------------------------------------
              Total current liabilities                                           $ 1,758,259      $ 1,609,322
---------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT (Note 4 )                                                            $ 897,075        $ 988,702
---------------------------------------------------------------------------------------------------------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
       Preferred stock, par value $.01 per share
             authorized 1,000,000 shares; no shares issued                                $ -              $ -
       Common stock, par value $.01 per share;
                11,000,000 shares authorized
                at 2001 and 2000; 3,586,451 shares
               were issued and outstanding at 2001 and 2000                            35,864           35,864
       Additional paid-in capital                                                   4,260,236        4,260,236
       Accumulated deficit                                                         (4,725,682)      (4,590,014)

---------------------------------------------------------------------------------------------------------------
                                                                                   $ (429,582)      $ (293,914)
---------------------------------------------------------------------------------------------------------------
                                                                                  $ 2,225,752      $ 2,304,110
===============================================================================================================

                              NDC AUTOMATION, INC.


                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                     Three Months Ended
                                                                               February 28,      February 29,
                                                                                   2001              2000
-----------------------------------------------------------------------------------------------------------------
Net revenues                                                                       $ 1,169,392         $ 977,398
Cost of goods sold                                                                     778,857           673,802
-----------------------------------------------------------------------------------------------------------------
    Gross profit                                                                     $ 390,535         $ 303,596
-----------------------------------------------------------------------------------------------------------------

Operating expenses:
      Selling                                                                        $ 188,950         $ 143,495
      General and administrative                                                       245,353           371,801
      Research and development                                                          48,984                 -
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------
                                                                                     $ 483,287         $ 515,296
-----------------------------------------------------------------------------------------------------------------
            Operating  loss                                                          $ (92,752)       $ (211,700)

Net interest expense                                                                   (42,916)          (54,242)
-----------------------------------------------------------------------------------------------------------------

Loss before income taxes                                                            $ (135,668)       $ (265,942)

Federal and state income taxes  (Note 2)                                                     -                 -
-----------------------------------------------------------------------------------------------------------------
           Net loss                                                                 $ (135,668)       $ (265,942)
=================================================================================================================

Weighted average number of common
     shares outstanding                                                              3,586,451         3,586,451
-----------------------------------------------------------------------------------------------------------------

Loss per common share - basic (Note 3)                                                 $ (0.04)          $ (0.07)
Loss per common share - diluted (Note 3)                                               $ (0.04)          $ (0.07)

=================================================================================================================

Dividends per common share                                                                 $ -               $ -
=================================================================================================================

See Notes to Condensed Financial Statements

                              NDC AUTOMATION, INC.


                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                              Three Months Ended
                                                                                         February 28,   February 29,
                                                                                             2001           2000
-----------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY
     OPERATING  ACTIVITIES                                                                 $ 283,365        $   57,954
-----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

      Purchase of property and equipment                                                   $ (3,461)         $ (15,400)
-----------------------------------------------------------------------------------------------------------------------
              NET CASH USED IN
                 INVESTING ACTIVITIES                                                         $ (3,461)      $ (15,400)
-----------------------------------------------------------------------------------------------------------------------

CASH FLOW FROM FINANCING ACTIVITIES
        Payments on credit  agreement                                                       $ (196,101)      $ (34,830)
        Principal payments on long-term borrowings                                             (20,208)        (66,739)
-----------------------------------------------------------------------------------------------------------------------
              NET CASH USED IN
                   FINANCING ACTIVITIES                                                     $ (216,309)     $ (101,569)
-----------------------------------------------------------------------------------------------------------------------
       Effect of foreign currency exchange rate changes
          on cash and cash equivalents                                                        $ (9,213)       $ 13,775
-----------------------------------------------------------------------------------------------------------------------
     Increase (decrease) in cash and cash equivalents                                         $ 54,382       $ (45,240)

      Cash and cash equivalents:

           Beginning                                                                             4,767          45,240
-----------------------------------------------------------------------------------------------------------------------
           Ending                                                                             $ 59,149             $ -
=======================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Cash payments  for :
           Interest                                                                           $ 41,404        $ 45,316

=======================================================================================================================

See Notes to the Condensed Financial Statements

                              NDC AUTOMATION, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 1.


The unaudited internal condensed financial statements and related notes have been prepared by NDC Automation, Inc. (the "Company"), without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at February 28, 2001, and for all periods presented, have been made.


Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended November 30, 2000. The results of operations for the three months ended February 28, 2001 are not necessarily indicative of the operating results for the full year.


Note 2. Income Taxes


The Company did not recognize any income tax benefits in 2000 and 2001 for its current losses as all prior taxes were recognized in the previous financial statements and utilization of operating loss carryforwards in the future are not assured to be realized.

Note 3. Loss per common share:

The Company adopted Statement of Financial Accounting Standards No. 128 (SFAS No.128) Earnings Per Share, which supersedes APB Opinion No. 15. SFAS No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants, and convertible securities, outstanding that trade in a public market. Basic per share amounts are computed, generally, by dividing net income or loss by the weighted-average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is antidilutive, thereby reducing a loss or increasing the income per common share. The Company had options outstanding to purchase a total of 90,617 and 134,092 shares of common stock, respectively, at a weighted-average exercise price of varying amounts. The inclusion of those potential common shares in the calculation of diluted loss per share would have an antidilutive effect. Therefore, basic and diluted loss per share amounts are the same in 2001 and 2000.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 4.  Pledged Assets, Note Payable, Bank and Long-Term Debt

The Company has the following note payable to a Bank at February 28, 2001:

Note Payable Agreement that allows the Company to borrow
up to $450,000 and bears interest at the lender's prime
rate plus 2.75% per annum . The Company's loan
outstanding shall not exceed the lesser of (a) U.S.
$450,000 or (b) 80% of i) Qualified Accounts Receivable
(as defined in the Loan Agreement) that are non-project
Qualified Accounts and ii) Qualified Accounts that are
project Qualified Accounts (as defined in the Loan
Agreement) plus 50% of all eligible inventory, but in no
event shall (A) Inventory Value be in excess of $300,000
and (B) Inventory Value and Qualified Accounts that are
project Qualified Accounts be in excess of $450,000. The
loan agreement is further secured by 1) an Inventory
Repurchase Agreement and 2) a $450,000 irrevocable
Letter of Credit issued by a Swedish Bank. Netzler &
Dahlgren Co. AB (NDCab) is obligated to repay the Letter
of Credit Bank any funds it disburses under the Letter
of Credit. The Company is ultimately responsible to
repay to NDCab any amounts it pays in reimbursing the
Letter of Credit Bank . The Repurchase Agreement
guarantees that NDCab will repurchase on certain
conditions up to $300,000 worth of inventory, thereby
providing funds to pay lender should the Company be in
default on its loan obligations. The Loan Agreement
terminates upon demand by the Bank on April 30, 2001.
(1)(2) The loan was paid in full and terminated in
March, 2001 from the sale proceeds of the building (see
note 6).                                                                $ 96,981
================================================================================

Long-term debt consists of the following at February
28, 2001:

Mortgage note payable to a bank, based on a 9.5% fixed
rate. Original principal balance of $1,013,484 to be
repaid in twelve (12) consecutive monthly principal and
interest payments of $13,912, with one final payment of
approximately $777,084 due on May 31, 2001 The note is
collaterized by the Company's land and building with a
carrying value of $885,981. The loan was paid in full
and terminated in March, 2001 from the sale proceeds of
the building (see note 6).                                             $ 886,904


Note payable to Netzler & Dahlgren Co AB, based on a
4.50% fixed rate from November 30, 2000 until March 31,
2001 and then 9.0% fixed rate from April 1, 2001 thru
June 30, 2002. Original principal balance to be repaid
in one payment of 952,412 Swedish Krona or approximately
US$97,076 depending on the exchange rate at time of
payment on April 1, 2001 and then Fifteen (15)
consecutive monthly principal payments of 238,103
Swedish Krona starting April 1, 2001, or approximately
US$24,269 depending on the exchange rate at time of
payment, plus interest. The note is collaterized by the
Company's land and building with a carrying value of
$885,981                                                                 461,111
--------------------------------------------------------------------------------
                                                                     $ 1,348,015

Less current maturities:                                                 450,940
--------------------------------------------------------------------------------
                                                                       $ 897,075
================================================================================
(1) The prime rate at February 28, 2001 was 8.50 %
(2) The line of credit is secured by a first priority security interest in the
    Company's accounts receivable, inventory and software .

Maturities of long-term debt at February 28, 2001 are as follows:

Year Ending
February 28
--------------------------------------------------------------------------------
       2002                                                            $ 450,940
       2003                                                              897,075
--------------------------------------------------------------------------------
                                                                     $ 1,348,015
================================================================================

                     NOTES TO CONDENSED FINANCIAL STATEMENTS



Note 5.  Continued operations

    In recent years including the current year the Company has suffered operating losses. This has left the Company with a deficit and negative working capital. The Company is also not in compliance with covenants of certain debt arrangements. Due to the losses Netzler & Dahlgren has indicated that it would withdraw its financial support of the Company. This raises substantial doubt about the Company's ability to continue as a going concern.

    Management has made the following actions in an attempt to increase revenues and minimize losses.

o   Establish and develop strategic alliances with selected customers
o   Pursue AGV system business in selected market niches
o   Grow the distribution business by adding new supplementary products
o   Expand the aftermarket sales business

     The Company has been successful during the first two months of the 2001 year with bookings in excess of $2.6 million. The Company continues to explore raising additional equity or the sale of the Company (or its assets) to a third party to ensure the viability of its operations.

    There can be no assurance that the Company can successfully meet the objectives of any such activities.

Note 6.  Subsequent event, Sale of land and building

The Company closed on the sale of the land and building in March 2001 for $1,600,000 and realized a gain of approximately $600,000 to improve its liquidity. Proceeds from the sale were used to retire the debt from the mortgage and the Company's bank credit line. The pay off of the credit line permitted the termination of Netzler & Dahlgren Letter of Credit to the bank. NDCA also applied approximately $80,000 from the sale proceeds against current payables to Netzler & Dahlgren. Further, the Company receivables will be pledged to Netzler and Dahlgren to secure its note receivable from the Company in exchange for security it had in the building until its note is paid in full.

To replace its existing facility, the company entered into a five year lease agreement at 3400 Latrobe Drive for a 13,000 square foot facility costing approximately $11,000 per month.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     The following discussion and analysis should be read in conjunction with the financial statements (including the notes thereto) presented elsewhere herein.

Overview
     The Company derives virtually all of its revenues from the sale of hardware, software and engineering services in connection with projects incorporating its Automated Guided Vehicle (AGV) control technology. In prior years the Company's net revenues from AGV systems, vehicles and technology were derived primarily from sales to customers serving limited number of industries - automotive, food and paper, textiles and newspaper publishing. The Company's results of operations can be expected to continue to depend substantially upon the capital expenditure levels in those industries and in other industries that it may enter.

     Due to the long sales cycle involved, uncertainties in timing of projects, and the large dollar amount a typical project usually bears to the Company's historical and current quarterly and annual net revenues, the Company has experienced, and can be expected to continue to experience, substantial fluctuations in its quarterly and annual results of operations.

     The Company sells its products and services primarily in two ways. Vehicles, technology and other products and services may be sold in a "project" that becomes an integrated AGV system. The other way is to sell hardware, software and services as standard items, with less involvement by the Company in overall system design. The Company generally would recognize lower net revenue but would realize a higher gross profit margin percentage in selling standard items, in each case compared to the sale of a project, due to the inclusion in project sales of other vendors' products and services with margins generally lower than the Company's own products and services. Between any given accounting periods, the levels of and mixture of standard item sales and project sales can cause considerable variance in net revenues, gross profit, gross profit margin, operating income and net income.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

================================================================================

    Strategy diversification: Management has made the following actions in an attempt to increase revenues and minimize losses; to date such actions have not been successful. These approaches include the following :

o   Establish and develop strategic alliances with selected customers
o   Pursue AGV system business in selected market niches
o   Grow the distribution business by adding supplementary products
o   Expand the aftermarket sales business

    The Company is exploring various actions to overcome the urgent need for capital (see Liquidity and Capital Resources for further information).

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

      These forward-looking statements involve certain risk and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities:

a) Revenues from end user systems sales, new OEMs and new niches may be lower than expected or delayed.
b) The Company might be unable to raise the additional working capital needed, directly or through a business combination, to finance the current business strategy, which would have a serious impact on the Company's ability to sell its current and future products, as well as to satisfy existing banking requirements.
c) General economic or business conditions, either nationally or in the markets in which the Company is doing business, may be less favorable than expected resulting in, among other things, a deterioration of market share or reduced demand for its products.

    RESULTS OF OPERATIONS

    The table below shows (a) the relationship of income and expenses relative to net revenues, and (b) the change between the comparable prior period and current period. This table should be read in the context of the Company's condensed statements of operations presented elsewhere herein.


                                                                                                     Percentage of Change
                                                                                                  Period To Period Increase
                                                          Percentage of Net Revenues                      (Decrease)
--------------------------------------------------------------------------------------------------------------------------------


                                                                                                     Three Months Ended
                                                          For the Three Months Ended                 February 29, 2000
                                                      February 28, 2001      February 29,2000       to February 28, 2001
                                                                  %              %                           %
--------------------------------------------------------------------------------------------------------------------------------
Net revenues                                                  100.0             100.0                    19.6
Cost of goods sold                                             66.6              68.9                    15.6
--------------------------------------------------------------------------------------------------------------------------------

Gross profit                                                   33.4              31.1                    28.6
--------------------------------------------------------------------------------------------------------------------------------

Operating expenses:
   Selling                                                     16.1              14.7                    31.7
  General and administrative                                   21.0              38.0                   (34.0)
   Research & development                                       4.2                 -                     NA
--------------------------------------------------------------------------------------------------------------------------------
                                                               41.3             52.7                     (6.2)
--------------------------------------------------------------------------------------------------------------------------------
Operating loss                                                (7.9)            (21.6)                   (56.2)

Net interest expense                                           3.7                5.6                   (20.9)
--------------------------------------------------------------------------------------------------------------------------------

Loss before income taxes                                     (11.6)            (27.2)                   (49.0)

Income taxes                                                      -                 -                     -
--------------------------------------------------------------------------------------------------------------------------------

Net loss                                                     (11.6)            (27.2)                   (49.0)
================================================================================================================================

Quarter ended February 28, 2001 Compared to the Quarter Ended February 29, 2000

Net revenues increased by $191,994 or 19.6% from $977,398 in the earlier period to $1,169,392 in the latter period. Even with the percentage increase in revenues, management realizes that its present bookings and backlog of new business may not be enough to generate the necessary cash flows and earnings to operate profitably. Management believes that its marketing and sales activities will help achieve its operating goals (see note 5).

Cost of goods sold increased from $673,802 to $778,857, or 15.6% due to increased volume of business, engineering cost and project third party cost, while as a percentage of net revenues cost of goods sold decreased from 68.9% to 66.6%. Gross profit increased by $86,939, or 28.6% from $303,596 to $390,535 due primarily to increased revenues in 2001 compared to the prior year. Gross profit as a percentage of revenues increased from 31.1% to 33.4%.

Selling expenses increased from $143,494 to $188,950, or 31.7% primarily due to a major trade show being attended during the first quarter of 2001 compared to the prior year when a similar show was attended in the second quarter. General and administrative expenses decreased from $371,801 to $245,353, or 34.0% compared to the prior year. The decrease is primarily due to the Company not having the following expenses in the current year compared to the prior year: 1) approximately $65,000 of cost relating to the salary and severance cost payable upon the expiration of the former President's employment contract, 2) approximately $30,000 increase in administrative personnel related cost, 3) approximately $20,000 in computer maintenance relating to Y2K, and 4) other miscellaneous decreases in general & administrative expenses compared to the prior year. The Company incurred $48,984 of research and development expense in 2001 to develop its own AGV vehicle types; no such expenses were incurred in the prior year.

Primarily as a result of the foregoing, operating loss decreased by $118,948 from $211,700 in 2000 to an operating loss of $92,752 in 2001.

The net interest expense decreased from $54,242 to $42,916 primarily due to lower interest charge from its affiliate Netzler & Dahlgren.

The Company did not recognize any tax benefits in 2000 and 2001 for its current loss as all prior taxes were recognized in the previous financial statements and utilization of operating loss carryforwards in the future are not assured to be realized.

Primarily due to increased margin and decreased general and administrative expenses in 2001 as described above the Company incurred a net loss of $135,668 in 2001 compared to net loss of $265,942 in 2000.

Backlog. Backlog consists of all amounts contracted to be paid by customers but not yet recognized as net revenues by the Company. At February 28, 2001, the Company had a backlog of approximately $2,980,000 compared to approximately $1,625,000 one year earlier.

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

During the three months ended February 28, 2001 net cash provided by operating activities was $283,365 primarily due to a significant increase in billings in excess of costs and estimated earnings on uncompleted contracts. At February 28, 2001 the Company had a working capital deficit of $530,296. Due to cash flow shortages, the Company had delayed payments to vendors of approximately $150,000.

The Company has been operating under adverse liquidity conditions due to a deficit and negative working capital as described in note 5. To improve its liquidity the Company sold its office property located at 3101 Latrobe Drive in March 2001 (see note 6) for $1,600,000 and realized a gain of approximately $600,000. Proceeds from the sale were used to retire the debt from the Company's mortgage lender (First Citizens Bank) in an amount of approximately $885,000 and the Company's bank credit line with Summit Business Capital Corporation (formerly known as National Bank of Canada) was fully paid in an amount of approximately $100,000. The pay off of the credit line permitted the termination of the Letter of Credit obtained by Netzler & Dahlgren in favor of Summit Business Capital Corporation. NDCA also applied approximately $80,000 from the sale proceeds against current payables to Netzler & Dahlgren. The current accounts payable balance to Netzler and Dahlgren is approximately $70,000. The Company was current at February 28, 2001 on its Note payable to Netzler and Dahlgren. The Company receivables were pledged to Netzler and Dahlgren to secure its note receivable from the Company in exchange for the security interest it previously had in the office property. Such pledge is to remain until its note is paid in full.

As a result of its poor financial condition, during the fourth quarter the Company renegotiated its license agreement with Netzler & Dalgren. The new agreement, dated November 30, 2000, expands the Company's territory to sell to end-users worldwide and to continue to sub-license the technology in North America on a non-exclusive basis. In addition, the note payable to Netzler & Dahlgren of $606,046 has been restructured with the interest lowered from 16% to 9% per annum.

Netzler & Dahlgren has also indicated to the Company that Netzler & Dahlgren's financial exposure to the Company must be reduced. To do this within the timeframe required by Netzler & Dahlgren, the Company must either increase its working capital, participate in a favorable business combination or sell substantially all of its assets.

There are no assurances that the deficiency in the cash flow will not worsen if the Company does not generate enough new business. The Company had been exploring the possibility of raising additional equity capital, or subordinated debt, either directly or possibly through a business combination, in order to improve its financial position, its independence and have the working capital to address potential growth opportunities. Management currently believes that its present working capital needs are close to or greater than $1.0 million. The Company will continue to pursue equity and/or debt financing, unless revenues that can be financed by the banking community increase substantially to consistently provide earnings for the Company. There can be no assurance that the Company will be successful in raising the additional capital or subordinated debt to improve its financial position. The Company's ability to continue as a going concern would be adversely affected if such equity and/or debt financing is not obtained in the near future or if revenues do not increase to consistently provide earnings for the Company.

PART II.  OTHER INFORMATION


Item 1. Legal Proceedings

          None.


Item 2. Changes in Securities

          None.

Item 3. Defaults Upon Senior Securities

          None.

Item 4. Submission of Matters to a Vote of Security Holders

          None.

Item 5. Other Information
          None.


Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits -

         None

        Press Releases:

          10.1   Appointment of new Board, President and Vice President
          10.2   Relocation of Business

    (b)  Reports on Form 8-K

         None

                                   SIGNATURES





In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                            NDC AUTOMATION, INC.
                                                   (Registrant)







                                            BY:          /s/ Claude Imbleau
                                               ---------------------------------
                                            Claude Imbleau
                                            President, CEO, CFO


                                            BY:          /s/ Beverly Love
                                               ---------------------------------
                                            Beverly C. Love
                                            Controller, Chief Accounting Officer



Date:  April 11, 2001
      --------------

                                  EXHIBIT INDEX



The following documents are included in this Form 10-QSB as an Exhibit:


                    Designation Number
                    Under Item 601 of                                     Page
Exhibit Number      Regulation S-K        Exhibit Description             Number
--------------------------------------------------------------------------------


(A) Exhibits:
-------------
10.1                                  Appointment of new Board,
                                      President and Vice President         19
10.2                                  Relocation of Business               20