Form 10QSB
period 2001-05-31
NDC AUTOMATION INC
filed 2001-07-09
CIK 859621

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             May 31, 2001
--------------------------------------------------------------------------------


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

  Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No___
   ---

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

  As of  June 30, 2001, there were 3,586,451 shares of common stock outstanding.

  Transitional Small Business Disclosure Format (Check one):
   Yes___; No X
             ---

                                   I N D E X

                                                                                              Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

               Condensed Balance Sheets
                 May 31, 2001 (Unaudited) and November 30, 2000                                3-4

               Condensed Statements of Operations
                 Three and Six months ended May 31, 2001 and May 31, 2000
                 (Unaudited)                                                                    5

               Condensed Statements of Cash Flows
                 Six months ended May 31, 2001 and May 31, 2000
                 (Unaudited)                                                                    6

               Notes to Condensed  Financial Statements                                        7-10

Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                            11-16


PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                                      17

Item 2. Changes in Securities and use of proceeds                                              17

Item 3. Defaults Upon Senior Securities                                                        17

Item 4. Submission of Matters to a Vote of Security Holders                                    17

Item 5. Other Information                                                                      17

Item 6. Exhibits and Reports on Form 8-K                                                       17

        (a) Exhibits -- Press Releases and other Exhibits                                      17
        (b) Reports on Form 8-K                                                                17

SIGNATURES                                                                                     18

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
                             NDC AUTOMATION, INC.

                           CONDENSED BALANCE SHEETS

                                                                                   May 31,           November 30,
                                                                                    2001                 2000
                                                                                 (Unaudited)
----------------------------------------------------------------------------------------------------------------------
      ASSETS (Note 4)

CURRENT ASSETS
     Cash and cash equivalents                                                  $   167,651          $     4,767
     Accounts receivables, net                                                      991,155              833,481
     Inventories                                                                    300,870              371,723
     Costs and estimated earnings in excess of
            billings on uncompleted contracts                                        94,904               39,968
     Prepaid expenses and other assets                                               58,987               41,108

----------------------------------------------------------------------------------------------------------------------
              Total current assets                                              $ 1,613,567          $ 1,291,047
----------------------------------------------------------------------------------------------------------------------


PROPERTY AND EQUIPMENT
     Land                                                                       $         -          $   300,000
     Building and improvements                                                            -            1,126,623
     Furniture, fixtures and office equipment,                                      172,296              148,143
     Machinery and equipment                                                         80,334               79,021
----------------------------------------------------------------------------------------------------------------------
                                                                                $   252,630          $ 1,653,787


     Less accumulated depreciation                                                  129,817              640,724
----------------------------------------------------------------------------------------------------------------------
                                                                                $   122,813          $ 1,013,063
----------------------------------------------------------------------------------------------------------------------

                                                                                $ 1,736,380          $ 2,304,110
======================================================================================================================

Note: The Condensed Balance sheet at November 30, 2000 has been taken from the Audited Financial Statements at that date.

See Notes to Condensed Financial Statements

                                                                                  May 31,        November 30,
                                                                                   2001              2000
                                                                                (Unaudited)
----------------------------------------------------------------------------------------------------------------------
      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Note payable, bank (Note 4)                                                     $         -       $   293,082
  Current maturities of long- term debt (Note 4)                                      264,767           369,858
  Accounts payable and accrued expenses;
        including affiliates $201,696 at 2001
        and $121,075 at 2000                                                          682,389           763,772
  Billings in excess of costs and estimated
        earnings on uncompleted contracts                                             357,623           182,610
----------------------------------------------------------------------------------------------------------------------
              Total current liabilities                                           $ 1,304,779       $ 1,609,322
----------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT (Note 4 )                                                          $    22,164       $   988,702
----------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, par value $.01 per share
        authorized 1,000,000 shares; no shares issued                             $         -       $         -
  Common stock, par value $.01 per share;
          11,000,000 shares authorized
          at 2001 and 2000; 3,586,451 shares
          were issued at 2001 and 2000                                                 35,864            35,864
  Additional paid-in capital                                                        4,260,236         4,260,236
  Accumulated deficit                                                              (3,886,663)       (4,590,014)

----------------------------------------------------------------------------------------------------------------------
                                                                                  $   409,437       $  (293,914)
----------------------------------------------------------------------------------------------------------------------
                                                                                  $ 1,736,380       $ 2,304,110
======================================================================================================================

                             NDC AUTOMATION, INC.


                      CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                               Three Months Ended                   Six Months Ended
                                                              May 31,         May 31,            May 31,           May 31,
                                                               2001            2000               2001              2000
------------------------------------------------------------------------------------------------------------------------------
Net revenues                                                $ 1,700,665     $ 1,580,364         $ 2,870,057       $ 2,557,762
Cost of goods sold                                              909,655       1,105,391           1,688,512         1,779,193
------------------------------------------------------------------------------------------------------------------------------
    Gross profit                                            $   791,010     $   474,973         $ 1,181,545       $   778,569
------------------------------------------------------------------------------------------------------------------------------

Net gain from sale of real property (Note 5)                $   581,023     $         -         $   581,023       $         -
------------------------------------------------------------------------------------------------------------------------------

Operating expenses:
      Selling                                               $   161,077     $   219,596         $   350,027       $   363,091
      General and administrative                                337,343         308,669             582,696           680,470
      Research and development                                   24,628               -              73,612                 -
------------------------------------------------------------------------------------------------------------------------------
                                                            $   523,048     $   528,265         $ 1,006,335       $ 1,043,561
------------------------------------------------------------------------------------------------------------------------------
            Operating income (loss)                         $   848,985     $   (53,292)        $   756,233       $  (264,992)
------------------------------------------------------------------------------------------------------------------------------


Net interest income (expense):
      Interest income                                       $     2,521     $         -         $     2,521       $         -
      Interest expense                                          (12,487)        (49,022)            (55,403)         (103,264)
------------------------------------------------------------------------------------------------------------------------------
                                                            $    (9,966)    $   (49,022)        $   (52,882)      $  (103,264)
------------------------------------------------------------------------------------------------------------------------------

Income (loss) before income taxes                           $   839,019     $  (102,314)        $   703,351       $  (368,256)

Federal and state income taxes  (Note 2)                              -               -                   -                 -
------------------------------------------------------------------------------------------------------------------------------


           Net Income (loss)                                $   839,019     $  (102,314)        $   703,351       $  (368,256)
==============================================================================================================================

Weighted average number of common
     shares outstanding                                       3,586,451       3,586,451           3,586,451         3,586,451
------------------------------------------------------------------------------------------------------------------------------

Income (loss) per common share - basic                      $      0.23     $     (0.03)        $      0.20       $     (0.10)
Income (loss) per common share - diluted                    $      0.23     $     (0.03)        $      0.20       $     (0.10)

==============================================================================================================================

Dividends per common share                                  $         -     $         -         $         -       $         -
==============================================================================================================================

See Notes to the Condensed Financial Statements

                             NDC AUTOMATION, INC.



                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                Six Months Ended
                                                                                              May 31,         May 31,
                                                                                               2001            2000
------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN
     OPERATING ACTIVITIES                                                                  $    (67,210)    $    (5,339)
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from sale of property and equipment                                         $  1,603,825     $         -
      Purchase of property and equipment                                                        (25,465)        (42,978)
------------------------------------------------------------------------------------------------------------------------

              NET CASH PROVIDED BY (USED IN)
                   INVESTING ACTIVITIES                                                    $  1,578,360     $   (42,978)
------------------------------------------------------------------------------------------------------------------------

CASH FLOW FROM FINANCING ACTIVITIES
        Net borrowings (payments) on revolving credit agreement                            $   (293,082)    $   126,786
        Principal payments on long-term borrowings                                           (1,071,629)       (132,755)
------------------------------------------------------------------------------------------------------------------------

              NET CASH USED IN
                   FINANCING ACTIVITIES                                                    $ (1,364,711)    $    (5,969)
------------------------------------------------------------------------------------------------------------------------
       Effect of foreign currency exchange rates changes
          on cash and cash equivalents                                                     $     16,445     $    32,414
------------------------------------------------------------------------------------------------------------------------
       Increase (decrease) in cash and cash equivalents                                    $    162,884     $   (21,872)

      Cash and cash equivalents:

           Beginning                                                                              4,767          45,240
------------------------------------------------------------------------------------------------------------------------
           Ending                                                                          $    167,651     $    23,368
========================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Cash payments for:
           Interest                                                                        $     62,910     $    84,414


========================================================================================================================

See Notes to the Condensed Financial Statements

                             NDC AUTOMATION, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)



Note 1.


The unaudited internal condensed financial statements and related notes have been prepared by NDC Automation, Inc. (the "Company"), without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at May 31, 2001, and for all periods presented, have been made.


Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended November 30, 2000. The results of operations for the six months ended May 31, 2001 are not necessarily indicative of the operating results for the full year.


Note 2. Income Taxes


The Company did not recognize any income tax benefits in 2000 for its loss and in 2001 for its current income as all prior taxes were recognized in the previous financial statements and utilization of operating loss carryforwards in the future are not assured to be realized.

Note 3. Earnings (loss) per common share:

The Company adopted Statement of Financial Accounting Standards No. 128 (SFAS No.128) Earnings Per Share, which supersedes APB Opinion No. 15. SFAS No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants, and convertible securities, outstanding that trade in a public market. Basic per share amounts are computed, generally, by dividing net income or loss by the weighted-average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is antidilutive, thereby reducing a loss or increasing the income per common share. The Company had options outstanding at May 31, 2001 and May 31, 2000 to purchase a total of 90,617 and 134,092 shares of common stock, respectively, at a weighted-average exercise price of varying amounts. The inclusion of those potential common shares in the calculation of diluted loss per share would have an antidilutive effect. Therefore, basic and diluted loss per share amounts are the same in 2001 and 2000.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 4. Pledged Assets, Note Payable, Bank and Long-Term Debt

The Company has the following note payable to a Bank at May 31, 2001:

Note Payable Agreement that allows the Company to borrow up to $450,000 and bears interest at the lender's prime rate plus 2.75% per annum .
The loan was paid in full and terminated in March, 2001 from the sale proceeds
of the building (see Note 5).                                       $         -
================================================================================

Long-term debt consists of the following at May 31, 2001:

Mortgage note payable to a bank, based on a 9.5% fixed rate.
Original principal balance of $1,013,484 to be repaid in twelve (12) consecutive monthly principal and interest payments of $13,912, with one final payment of approximately $939,666  due on June 16, 2000.
The note was extended to May 31, 2002 in June of 2000. The note was collaterized by the Company's land and building. The loan also contains certain financial covenants to which the Company must adhere. The loan was paid in full and terminated in March, 2001 from the sale
proceeds of the building (see Note 5).                              $         -

Note payable to Netzler & Dahlgren Co AB, based on a 4.50% fixed rate from November 30, 2000 until March 31, 2001 and then 9.0%
fixed rate from April 1, 2001 thru June 30, 2002.  Balance to be repaid in consecutive monthly principal payments of 238,103
Swedish Krona starting April 1, 2001, or approximately
US$24,269 depending on the exchange rate at time of payment, plus interest. The note was collaterized by the Company's land and building until the sale as per Note 5, since the sale the
Note is collaterized by the Company's accounts receivable.          $   286,931
--------------------------------------------------------------------------------
                                                                        286,931

Less current maturities:                                                264,767
--------------------------------------------------------------------------------
                                                                    $    22,164
================================================================================

Maturities of long-term debt at May 31, 2001 are as follows:

 Year Ending
   May 31,
--------------------------------------------------------------------------------
    2001                                                            $   264,767
    2002                                                                 22,164
--------------------------------------------------------------------------------
                                                                    $   286,931
================================================================================

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 5. Sale of land and building

The Company closed on the sale of the land and building in March 2001 for $1,600,000 and realized a gain of $581,023 after deducting moving expenses of approximately $30,000. Proceeds from the sale were used to retire the debt from the mortgage and the Company's bank credit line. The pay off of the credit line permitted the termination of Netzler & Dahlgren Letter of Credit to the bank. NDCA also applied approximately $80,000 from the sale proceeds against current payables to Netzler & Dahlgren. Further, the Company receivables will be pledged to Netzler and Dahlgren to secure its note receivable from the Company in exchange for security it had in the building until its note is paid in full.

To replace its existing facility, the company entered into a five year lease agreement at 3400 Latrobe Drive for a 13,000 square foot facility costing approximately $11,000 per month.

Note 6. Continued operations

In the past years the Company has suffered operating losses but currently has an operating income. This has left the Company with a deficit and negative working capital prior to the sale of its land and building (see Note 5). Due to the losses banks have indicated that it would take time for the Company to reestablish a line of credit. This raises substantial doubt about the Company's ability to continue as a going concern.

   Management has made the following actions in an attempt to increase revenues and minimize losses.

 .  Establish and develop strategic alliances with selected customers
 .  Sell its land and building
 .  Pursue AGV system business in selected market niches
 . Grow the distribution business by adding new supplementary products . Expand the aftermarket sales business

   The Company has been successful during the first six months of the 2001 year with bookings in excess of $3.7 million. The Company continues to explore raising additional equity and/or debt to ensure the viability of its operations and potential growth opportunities.

   There can be no assurance that the Company can successfully meet the objectives of any such activities.

Note 7. Commitments

   At May 31, 2001, the Company had no outstanding forward exchange contracts. These contracts are purchased as needed from time to time to hedge identifiable foreign currency commitments.

   The Company leases property and equipment under long-term operating leases expiring on various dates through April, 2006. In March the Company entered into a long term lease for its current facility. The monthly expense for this facility is currently $10,664 but will increase 4% each year until the lease
expires.   The Company presently has a total rental expense of $16,124 per month.

   Minimum rental commitments under long-term operating leases at May 31, 2001 were as follows:

2001                      $  137,447
2002                         178,653
2003                         148,351
2004                         146,191
2005                         149,701
2006                          64,870
                         -----------
                          $  825,213
                         ===========


   The Company has an employment contract with the Chief Operating Officer which provides for a minimum annual base salary of $110,000. The base salary is subject to annual reviews. The contract expires on March 1, 2002.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

================================================================================

  Strategy diversification: Management has taken the following actions in an attempt to increase revenues and minimize losses:

 .  Sale of its land and building
 . Establish and develop strategic alliances with selected customers . Pursue AGV system business in selected market niches
 .  Grow the distribution business by adding supplementary products
 .  Expand the aftermarket sales business

  The Company continues to explore raising additional equity and/or debt to ensure the viability of its operations and potential growth opportunities. (See Liquidity and Capital Resources for further information).


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

   These forward-looking statements involve certain risk and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities:

a) Revenues from end user systems sales, new OEMs and new niches may be lower than expected or delayed.
b) The Company might be unable to raise the additional working capital needed, directly or through a business combination, to finance the current business strategy.
c) General economic or business conditions, either nationally or in the markets in which the Company is doing business, may be less favorable than expected resulting in, among other things, a deterioration of market share or reduced demand for its products.

RESULTS OF OPERATIONS

     The table below shows (a) the relationship of income and expense items relative to net revenues, and (b) the change between the comparable prior period and current period, for the three-month and six-month periods ended May 31, 2001 and 2000, respectively. This table should be read in the context of the Company's condensed statements of income presented elsewhere herein:

                                                                                       Percentage of Change
                                                                                         Period to Period
                                          Percentage of Net Revenues                    Increase(Decrease)
-------------------------------------------------------------------------------------------------------------
                                                                                       Three
                                                                                      Months      Six Months
                                    Three Months                 Six Months            Ended         Ended
                                        Ended                       Ended              May 31,       May 31,
                                May 31,        May 31,       May 31,      May 31,      2000 to       2000 to
                                 2001           2000          2001         2000          2001          2001
                                   %              %             %            %             %             %
-------------------------------------------------------------------------------------------------------------
Net Revenues                      100.0         100.0         100.0         100.0           7.6          12.2
Cost of Goods Sold                 53.5          70.0          58.8          69.6         (17.7)         (5.1)
-------------------------------------------------------------------------------------------------------------

Gross Profit                       46.5          30.0          41.2          30.4          66.5          51.8
-------------------------------------------------------------------------------------------------------------

Net gain on sale of real
property                           34.2             -          20.2             -            NA            NA
-------------------------------------------------------------------------------------------------------------

Operating expenses:
Selling                             9.5          13.9          12.2          14.2         (26.7)         (3.6)
General and administrative         19.8          19.5          20.3          26.6           9.3         (14.4)
Research and development            1.5             -           2.6             -            NA            NA
-------------------------------------------------------------------------------------------------------------
                                   30.8          33.4          35.1          40.8          (1.0)         (3.6)
-------------------------------------------------------------------------------------------------------------
Operating income (loss)            49.9          (3.4)         26.3         (10.4)            *             *

Net interest expense:              (0.6)         (3.1)         (1.9)         (4.0)        (79.7)        (48.8)
-------------------------------------------------------------------------------------------------------------
Income (loss) before
income taxes                       49.3          (6.5)         24.4         (14.4)            *             *


Federal and state income
taxes (benefit)                       -             -             -             -             -             -
-------------------------------------------------------------------------------------------------------------

Net Income (loss)                  49.3          (6.5)         24.4         (14.4)            *             *
=============================================================================================================

* Because the data changes from negative to positive, or from positive to negative, the percentage of change is not meaningful.

Quarter ended May 31, 2001 compared to the Quarter Ended May 31, 2000

Net revenues increased by $120,301 or 7.6% from $1,580,364 in the earlier period to $1,700,665 in the latter period. The increase is primarily due to the increased project AGV system sales compared to the prior year.

Cost of goods sold decreased from $1,105,391 to $909,655 or 17.7% due primarily to lower cost on third party purchases in projects in current year compared to the prior year. The Company also experienced lower cost for goods that were imported due to a strong US dollar. As a percentage of net revenues, cost of goods sold decreased to 53.5% compared to 70.0% in 2000. Gross profit increased by $316,037 or 66.5% from $474,973 to $791,010, while gross profit as a percentage of net revenues increased to 46.5% from 30.0% due to the same factor.

The Company closed on the sale of its land and building in March 2001 for $1,600,000 and realized a gain of $581,023 after deducting moving expenses of approximately $30,000 which significantly improved the Company's liquidity (see
Note 5). The new location is 3400 Latrobe Drive, Charlotte, NC, 28212, which is a few hundred yards from the Company's previous location. In the new location, the Company is combining all its operations for testing, development, manufacturing and distribution to improve its operating efficiencies.

Selling expenses decreased from $219,596 to $161,077 or 26.7% primarily due to expenses related to a major show being realized in the second quarter of 2000 where such similar show expenses were incurred in the first quarter of 2001. General and administrative expenses increased from $308,669 to $337,343, or 9.3% compared to the prior year. As a percentage of net revenues, general and administrative expenses increased from 19.5% to 19.8%. The increase is primarily due to increased rent expense after the sale of the land and building. The increase is offset by lower interest cost. The Company continued to invest in the development of new AGV products to expand its product line in the current quarter where no such investments were made in the prior year.

Primarily as a result of the foregoing, operating income increased by $902,277 from an operating loss of $53,292 in the earlier period to an operating income of $848,985 in the latter period.

Net interest expense decreased from $49,022 to $9,966, a decrease of $39,057. The repayment of the mortgage loan and line of credit in March 2001 significantly lowered the borrowings compared to the prior year resulting in the decline.

The Company did not recognize any tax expense in 2001 due to the utilization of operating loss carryforwards. In 2000 the Company did not recognize any tax benefits for its current loss as utilization of its operating loss carryforwards were not assured in the future.

Primarily due to higher gross profit on revenues and the sale of the land and building as described above the Company earned a net income of $839,019 in the three month ended 2001 compared to a net loss of $102,314 in the same period of 2000.

Backlog. Backlog consists of all amounts contracted to be paid by customers but not yet recognized as net revenues by the Company. At May 31, 2001, the Company had a backlog of approximately $1,670,000 compared to approximately $975,000 one year earlier. Quoting activity for the Company remains good, but there can be no assurances that such activity will result in firm business for the Company.

Six Months Ended May 31, 2001 compared to Six Months Ended May 31, 2000

Net revenues increased by $312,295, or 12.2%, from $2,557,762 in the earlier period to $2,870,057 in the latter period. The increase is primarily due to the increased project AGV system sales compared to the prior year.

Cost of goods sold decreased from $1,779,193 to $1,688,512, or 5.1%, due primarily to lower cost on third party purchases in projects in the current year compared to the prior year. The Company also experienced lower cost for goods that were imported due to a strong US dollar. As a percentage of net revenues, cost of goods sold decreased from 69.6% to 58.8%. Gross profit increased by $402,976, or 51.8%, from $778,569 to $1,181,545, while gross profit as a percentage of net revenues increased from 30.4% to 41.2%.

The Company closed on the sale of its land and building in March 2001 for $1,600,000 and realized a gain of $581,023 after deducting moving expenses of approximately $30,000 which significantly improved the Company's liquidity (see
Note 5). The new location is 3400 Latrobe Drive, Charlotte, NC, 28212, which is a few hundred yards from the Company's previous location. In the new location, the Company is combining all its operations for testing, development, manufacturing and distribution to improve its operating efficiencies.

Selling expenses decreased from $363,091 to $350,027 in 2001. General and administrative expenses decreased from $680,470 to $582,696, or 14.4% compared to the prior year. The decrease is primarily due to the following : approximately $35,000 of non recurrent costs relating to the severance payments upon the expiration of the former president's contract in the prior year, $20,000 of non recurrent cost in computer maintenance relating to Y2K issues, and other decreases in general & administrative expenses compared to the prior year. The Company continued to invest in the development of new AGV products to expand its product line in the current quarter where no such investments were made in the prior year.

Primarily as a result of the foregoing, the operating income for the period was $756,233 compared to an operating loss of $264,992 the prior year.

Net interest expense decreased from $103,264 to $52,882, a decrease of 48.8 %. The repayment of the mortgage loan and line of credit in March 2001 significantly lowered the borrowings compared to the prior year resulting in the decline.

The Company did not recognize any tax expense in 2001 due to the utilization of operating loss carryforwards. In 2000 the Company did not recognize any tax benefits for its current loss as utilization of its operating loss carryforwards were not assured in the future.

Primarily due to the sale of the land and building, higher gross profit and lower general and administrative expenses as described above, the Company's net income increased by $1,071,607 from a net loss of $368,256 in the six month ended 2000 to a net income of $703,351 in the same period of 2001.

Liquidity and Capital Resources

The Company experiences needs for external sources of financing to support its working capital, capital expenditures and acquisition requirements when such requirements exceed its cash generated from operations in any particular fiscal period. The amount and timing of external financing requirements depend significantly upon the nature, size, number and timing of projects and contractual billing arrangements with customers relating to project milestones. The Company has relied upon bank financing under a revolving working capital facility, as well as long-term debt and capital leases and proceeds of its public and private offerings to satisfy its external financing needs.

During the six months ended May 31, 2001 net cash used in operating activities was $67,210.

The Company had been operating under adverse liquidity conditions due to a negative shareholders' equity and negative working capital through the first quarter of the year. To improve its liquidity the Company sold its office property located at 3101 Latrobe Drive in March 2001 (see note 5) for $1,600,000 and realized a net gain of $581,023. Proceeds from the sale were used to retire the debt from the Company's mortgage lender (First Citizens Bank) in an amount of approximately $885,000, and the Company's bank credit line with Summit Business Capital Corporation (formerly known as National Bank of Canada) was fully paid in an amount of approximately $100,000. The pay off of the credit line permitted the termination of the Letter of Credit given by Netzler & Dahlgren in favor of Summit Business Capital Corporation. NDCA also applied approximately $80,000 from the sale proceeds against current payables to Netzler & Dahlgren. The Company was current at May 31, 2001 on its Note payable to Netzler and Dahlgren. The Company's receivables were pledged to Netzler & Dahlgren to secure its note receivable from the Company in exchange for the security interest it previously had in the office property. Such pledge is to remain until its note is paid in full.

During the fourth quarter of 2000 the Company renegotiated its license agreement with Netzler & Dalgren. The new agreement, dated November 30, 2000, expands the Company's territory to sell to end-users worldwide and to continue to sub-license the technology in North America but on a non-exclusive basis rather than on an exclusive basis in prior years. In addition, the note payable to Netzler & Dahlgren of $606,046 has been restructured with the interest lowered from 16% to 9% per annum to improve the Company's ability to repay the debt.

Netzler & Dahlgren has indicated to the Company that Netzler & Dahlgren's financial exposure to the Company must be reduced by timely payment of the current note. To ensure prompt payments, the Company must remain profitable in an amount greater than the current portion of the long term Note or raise additional equity and/or debt to refinance the Note.

There are no assurances that the deficiency in the cash flow will not reoccur. The Company had been exploring and continues to explore the possibility of raising additional equity capital or subordinated debt, either directly or possibly through a business combination, in order to improve its financial position and have the working capital to address potential growth opportunities. Management believes that its working capital is currently adequate due to the gains realized in the second quarter of 2001. There can be no assurances that the Company will be successful in maintaining its profitability or raising the additional capital or subordinated debt that may be necessary for the Company's operations. The Company's ability to continue as a going concern would be adversely affected if the Company is not able to consistently improve its working capital and liquidity.

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of Proceeds

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

     (a) The annual meeting of shareholders of the Company was held on May 10, 2001.

     (b) The following individuals were elected directors of the Company:


         Claude Imbleau
         D. Bruce Wise
         Richard Schofield
         Raymond O. Gibson


     (c) Other matters voted upon and voting were as follows:



     (i) Ratification of the selection of McGladrey & Pullen, LLP by the Board of Directors as the Company's independent auditors.

            For               Abstain           Against
            ---               -------           -------
         3,216,350             2,832             18,378

Item 5.  Other Information

         None.



Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits -


              Press Releases:
               1.  Announcement of new board and officers
               2.  Announcement of new Chairman

         (b)  Reports on Form 8-K

              1. June 7, 2001 8K filing to report a change in control of registrant. The Company announced that approximately 30% of the Company's outstanding shares were acquired by certain officers of the Company from Netzler and Dahlgren Co AB and certain of its affiliates.

                                  SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   NDC AUTOMATION, INC.
                                       (Registrant)



                                   BY:   /s/ Claude Imbleau
                                      ---------------------
                                   Claude Imbleau
                                   President & CEO

                                   BY:   /s/ Beverly Love
                                      -------------------
                                   Beverly Love
                                   Controller


Date: July 9, 2001

                                 EXHIBIT INDEX



The following documents are included in this Form 10-QSB as an Exhibit:


                             Designation
                             Number Under
Exhibit                      Item 601 of                                                                  Page
Number                       Regulation S-K                 Exhibit Description                           Number
-----------------------------------------------------------------------------------------------------------------------
(A) Exhibits:
---------------

1.                                 99.1                     Announcement of new board and officers         20
2.                                 99.2                     Announcement of new Chairman                   21