Form 10QSB
period 2001-08-31
NDC AUTOMATION INC
filed 2001-10-09
CIK 859621

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           August 31, 2001
--------------------------------------------------------------------------------

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

   As of August 31, 2001, there were 3,586,451 shares of common stock outstanding.

   Transitional Small Business Disclosure Format (Check one):
       Yes___; No X
                 ---

                                    I N D E X

                                                                                                Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

             Condensed Balance Sheets
               August 31, 2001 (Unaudited) and November 30, 2000                                    3-4

             Condensed Statements of Operations
               Three and Nine months ended August 31, 2001 and August 31, 2000
               (Unaudited)                                                                           5

             Condensed Statements of Cash Flows
               Nine months ended August 31, 2001 and August 31, 2000
               (Unaudited)                                                                           6

             Notes to Condensed  Financial Statements                                               7-10

Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                                   11-16


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                                         17

Item 2.   Changes in Securities and use of proceeds                                                 17

Item 3.   Defaults Upon Senior Securities                                                           17

Item 4.   Submission of Matters to a Vote of Security Holders                                       17

Item 5.   Other Information                                                                         17

Item 6.   Exhibits and Reports on Form 8-K                                                          17

          (a) Exhibits -- Press Releases and other Exhibits                                         17
          (b) Reports on Form 8-K                                                                   17

SIGNATURES                                                                                          18

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              NDC AUTOMATION, INC.

                            CONDENSED BALANCE SHEETS

                                                                                August 31,      November 30,
                                                                                   2001             2000
                                                                               (Unaudited)
------------------------------------------------------------------------------------------------------------------
      ASSETS (Note 4)

CURRENT ASSETS
     Cash and cash equivalents                                                 $    19,130      $     4,767
     Accounts receivables, net                                                     773,385          833,481
     Inventories                                                                   358,538          371,723
     Costs and estimated earnings in excess of
            billings on uncompleted contracts                                      128,440           39,968
     Prepaid expenses and other assets                                              65,573           41,108

------------------------------------------------------------------------------------------------------------------
             Total current assets                                              $ 1,345,066      $ 1,291,047
------------------------------------------------------------------------------------------------------------------


PROPERTY AND EQUIPMENT
     Land                                                                      $         -      $   300,000
     Building and improvements                                                           -        1,126,623
     Furniture, fixtures and office equipment,                                     123,323          148,143
     Machinery and equipment                                                        80,334           79,021
------------------------------------------------------------------------------------------------------------------
                                                                               $   203,657      $ 1,653,787







     Less accumulated depreciation                                                  85,087          640,724
------------------------------------------------------------------------------------------------------------------
                                                                               $   118,570      $ 1,013,063
------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------
                                                                               $ 1,463,636      $ 2,304,110
==================================================================================================================

Note: The Condensed Balance sheet at November 30, 2000 has been taken from the Audited Financial Statements at that date.

See Notes to Condensed Financial Statements

                                                                                August 31,      November 30,
                                                                                   2001            2000
                                                                               (Unaudited)
------------------------------------------------------------------------------------------------------------------
      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Note payable, bank (Note 4)                                               $          -    $   293,082
     Current maturities of long-term debt (Note 4)                                  228,892        369,858
     Accounts payable and accrued expenses;
             including affiliates $172,516 at 2001
             and $121,075 at 2000                                                   564,143        763,772
     Billings in excess of costs and estimated
             earnings on uncompleted contracts                                      301,939        182,610
     Income Tax payable                                                               9,000              -
------------------------------------------------------------------------------------------------------------------
             Total current liabilities                                         $  1,103,974    $ 1,609,322
------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT (Note 4)                                                        $          -    $   988,702
------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred stock, par value $.01 per share
             authorized 1,000,000 shares; no shares issued                     $          -    $         -
     Common stock, par value $.01 per share;
                11,000,000 shares authorized
                at 2001 and 2000; 3,586,451 shares
                issued at 2001 and  2000                                             35,864         35,864
     Additional paid-in capital                                                   4,260,236      4,260,236
     Accumulated deficit                                                         (3,936,438)    (4,590,014)

------------------------------------------------------------------------------------------------------------------
                                                                               $    359,662    $  (293,914)
------------------------------------------------------------------------------------------------------------------
                                                                               $  1,463,636    $ 2,304,110
==================================================================================================================

                              NDC AUTOMATION, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               Three Months Ended                   Nine Months Ended
                                                          August 31,        August 31,         August 31,        August 31,
                                                             2001              2000               2001              2000
------------------------------------------------------------------------------------------------------------------------------
Net revenues                                              $ 1,319,630       $ 1,040,700       $ 4,189,687       $  3,598,462
Cost of goods sold                                            892,958           867,375         2,581,470          2,646,568
------------------------------------------------------------------------------------------------------------------------------
    Gross profit                                          $   426,672       $   173,325       $ 1,608,217       $    951,894
------------------------------------------------------------------------------------------------------------------------------

Net gain from sale of real property (Note 5)              $         -       $         -       $   581,023       $          -
------------------------------------------------------------------------------------------------------------------------------

Operating expenses:
      Selling                                             $   139,444       $   182,077       $   489,471       $    545,168
      General and administrative                              315,576           326,068           898,272          1,006,538
      Research and development                                  6,950                 -            80,562                  -
------------------------------------------------------------------------------------------------------------------------------
                                                          $   461,970       $   508,145       $ 1,468,305       $  1,551,706
------------------------------------------------------------------------------------------------------------------------------

            Operating income (loss)                       $   (35,298)      $  (334,820)      $   720,935       $   (599,812)

Net interest income(expense):
      Interest income                                           2,092                 -             4,613                  -
      Interest expense                                         (7,569)          (68,130)          (62,972)          (171,394)
------------------------------------------------------------------------------------------------------------------------------
                                                               (5,477)          (68,130)          (58,359)          (171,394)
------------------------------------------------------------------------------------------------------------------------------

Income (Loss) before income taxes                         $   (40,775)      $  (402,950)      $   662,576       $   (771,206)

Federal and state income taxes  (Note 2)                        9,000                 -             9,000                  -
------------------------------------------------------------------------------------------------------------------------------
            Net Income ( Loss)                            $   (49,775)      $  (402,950)      $   653,576       $   (771,206)
==============================================================================================================================

Weighted average number of common
      shares outstanding                                    3,586,451         3,586,451         3,586,451          3,586,451
------------------------------------------------------------------------------------------------------------------------------

Income (Loss) per common share - basic (Note 3)           $     (0.01)      $     (0.11)      $      0.18       $      (0.22)
Income (Loss) per common share - diluted (Note 3)         $     (0.01)      $     (0.11)      $      0.18       $      (0.22)

==============================================================================================================================
Dividends per common share                                $         -       $         -       $         -       $          -
==============================================================================================================================

See Notes to the Condensed Financial Statements

                              NDC AUTOMATION, INC.


                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      Nine Months Ended
                                                                  August 31,      August 31,
                                                                     2001            2000
---------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                           $    (138,811)   $  (704,107)
---------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of property and equipment                  $   1,603,825    $         -
  Purchase of property and equipment                                  (32,406)       (88,456)
---------------------------------------------------------------------------------------------

             NET CASH PROVIDED BY (USED IN)
                  INVESTING ACTIVITIES                          $   1,571,419    $   (88,456)
---------------------------------------------------------------------------------------------

CASH FLOW FROM FINANCING ACTIVITIES
  Net borrowings (payments) on revolving credit agreement       $    (293,082)   $   325,139
  Principal payments on long-term borrowings                       (1,129,668)      (160,871)
  Proceeds from current and long-term borrowings                                     606,047
---------------------------------------------------------------------------------------------

             NET CASH PROVIDED BY (USED IN)
                  FINANCING ACTIVITIES                          $  (1,422,750)   $   770,315
---------------------------------------------------------------------------------------------
  Effect of foreign currency exchange rates changes
     on cash and cash equivalents                               $       4,505    $    (5,852)
---------------------------------------------------------------------------------------------
  Increase (decrease) in cash and cash equivalents              $      14,363    $   (28,100)

  Cash and cash equivalents:

     Beginning                                                          4,767         45,240
---------------------------------------------------------------------------------------------
     Ending                                                     $      19,130    $    17,140
=============================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash payments for:
     Interest                                                   $      70,479    $   160,403
     Income taxes                                               $           -    $         -

=============================================================================================

See Notes to the Condensed Financial Statements

                              NDC AUTOMATION, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.

The unaudited internal condensed financial statements and related notes have been prepared by NDC Automation, Inc. d/b/a Transbotics Corporation (the "Company"), without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at August 31, 2001, and for all periods presented, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended November 30, 2000. The results of operations for the nine months ended August 31, 2001 are not necessarily indicative of the operating results for the full year.

Note 2. Income Taxes

The Company did not recognize any income tax benefits or expense in 2000. The Company has recorded income taxes in the current year related to temporary differences that resulted from the sale of the building during March 2001 (see
Note 5). The Company continues to have loss carryforwards that are not assured to be realized.

Note 3. Earnings (loss) per common share:

The Company adopted Statement of Financial Accounting Standards No. 128 (SFAS No.128) Earnings Per Share, which supersedes APB Opinion No. 15. SFAS No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants, and convertible securities, outstanding that trade in a public market. Basic per share amounts are computed, generally, by dividing net income or loss by the weighted-average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is antidilutive, thereby reducing a loss or increasing the income per common share. The Company had options outstanding at August 31, 2001 and August 31, 2000 to purchase a total of 90,617 and 134,092 shares of common stock, respectively, at a weighted-average exercise price of varying amounts. The inclusion of those potential common shares in the calculation of diluted loss per share would have an antidilutive effect. Therefore, basic and diluted loss per share amounts are the same in 2001 and 2000.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 4.  Pledged Assets, Note Payable, Bank and Long-Term Debt

Note payable to Netzler & Dahlgren Co AB, based on a 4.50% fixed rate from November 30, 2000 until March 31, 2001 and then 9.0%
fixed rate from April 1, 2001 thru June 30, 2002. Balance to be repaid in consecutive monthly principal payments of 238,103
Swedish Krona starting April 1, 2001, or approximately US$24,269 depending on the exchange rate at time of payment, plus interest.
The note was collaterized by the Company's land and building until the sale as per Note 5, since the sale the Note is collaterized by
the Company's accounts receivable.                                   $ 228,892
-------------------------------------------------------------------------------
                                                                       228,892

Less current maturities:                                               228,892
-------------------------------------------------------------------------------
                                                                     $       -
===============================================================================

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 5. Sale of land and building

The Company closed on the sale of the land and building in March 2001 for $1,600,000 and realized a gain of $581,023 after deducting moving expenses of approximately $30,000. Proceeds from the sale were used to retire the the mortgage debt and the Company's bank credit line. The pay off of the credit line permitted the termination of Netzler & Dahlgren Letter of Credit to the bank. NDCA also applied approximately $80,000 from the sale proceeds against current payables to Netzler & Dahlgren. Further, the Company receivables will be pledged to Netzler and Dahlgren to secure its note receivable from the Company until its note is paid in full.

To replace its existing facility, the Company entered into a five year lease agreement at 3400 Latrobe Drive for a 13,000 square foot facility costing approximately $11,000 per month.

Note 6. Continued operations

In the past years the Company has suffered operating losses but currently has an operating income. This left the Company with a deficit and negative working capital prior to the sale of its land and building (see Note 5). Due to the losses, lender contacts have indicated that it would take time for the Company to reestablish a line of credit. This raises substantial doubt about the Company's ability to continue as a going concern.

  Management has made the following actions in an attempt to increase revenues and minimize losses.

 . Establish and develop strategic alliances with selected customers
 . Pursue AGV system business in selected market niches
 . Grow the distribution business by adding new supplementary products . Expand the aftermarket sales business

  The Company has been successful during the first nine months of the 2001 year with bookings in excess of $ 5 million. The Company continues to explore raising additional equity and/or debt to ensure the viability of its operations and potential growth opportunities.

  There can be no assurance that the Company can successfully meet the objectives of any such activities.

Note 7. Commitments

    At August 31, 2001, the Company had no outstanding forward exchange contracts. These contracts are purchased as needed from time to time to hedge identifiable foreign currency commitments.

    The Company leases property and equipment under long-term operating leases expiring on various dates through April, 2006. In March 2001 the Company entered into a long term lease for its current facility. The monthly expense for this facility is currently $10,664 but will increase 4% on each anniversary date until the lease expires. The Company presently has a total rental expense of $15,773 per month.

    Minimum rental commitments under long-term operating leases at August 31, 2001 were as follows:

2001                        $  48,774
2002                          191,288
2003                          161,491
2004                          159,857
2005                          163,913
2006                           71,029
                          ============
                            $ 796,352
                          ============

    The Company has an employment contract with the President which provides for a minimum annual base salary of $110,000. The base salary is subject to annual reviews. The contract expires on March 1, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the financial statements (including the notes thereto) presented elsewhere herein.

Overview

     The Company derives virtually all of its revenues from the sale of hardware, software and engineering services in connection with projects incorporating its Automated Guided Vehicle (AGV) control technology. In prior years the Company's net revenues from AGV systems, vehicles and technology were derived primarily from sales to customers serving a limited number of industries
- automotive, food and paper, textiles and newspaper publishing. The Company's results of operations can be expected to continue to depend substantially upon the capital expenditure levels in those industries and in other industries that it may enter.

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

RESULTS OF OPERATIONS

         The table below shows (a) the relationship of income and expense items relative to net revenues, and (b) the change between the comparable prior period and current period, for the three-month and nine month periods ended August 31, 2001 and 2000, respectively. This table should be read in the context of the Company's condensed statements of income presented elsewhere herein:

                                                                                              Percentage of Change
                                                                                                Period to Period
                                                 Percentage of Net Revenues                    Increase (Decrease)
-----------------------------------------------------------------------------------------------------------------------
                                                                                               Three
                                           Three Months                Nine Months             Months     Nine Months
                                              Ended                       Ended                Ended         Ended
                                     August 31,    August 31,    August 31,    August 31,    August 31,    August 31,
                                        2001          2000          2001          2000      2000 to 2001  2000 to 2001
                                         %             %             %             %             %             %
-----------------------------------------------------------------------------------------------------------------------
 Net Revenues                          100.0         100.0         100.0         100.0          26.8          16.4
 Cost of Goods Sold                     67.7          83.4          61.6          73.5           2.9          (2.5)
----------------------------------------------------------------------------------------------------------------------

 Gross Profit                           32.3          16.6          38.4          26.5         146.2          68.9
----------------------------------------------------------------------------------------------------------------------

 Net gain on sale of real property         -             -          13.9             -            NA            NA
----------------------------------------------------------------------------------------------------------------------

 Operating expenses:
 Selling                                10.6          17.5          11.7          15.1         (23.4)        (10.2)
 General and administrative             23.9          31.3          21.4          28.0          (3.2)        (10.8)
 Research and development                 .5             -           1.9             -            NA            NA
----------------------------------------------------------------------------------------------------------------------
                                        35.0          48.8          35.0          43.1          (9.1)         (5.4)
----------------------------------------------------------------------------------------------------------------------
 Operating income (loss)                (2.7)        (32.2)         17.3         (16.6)        (89.5)            *

 Net interest expense:                  (0.4)         (6.5)         (1.4)         (4.8)        (92.0)        (65.9)
----------------------------------------------------------------------------------------------------------------------
 Income (loss) before income taxes      (3.1)        (38.7)         15.9         (21.4)        (89.9)            *

 Federal and state income taxes
 (benefit)                                .7             -            .2             -             -             -
----------------------------------------------------------------------------------------------------------------------

 Net Income (loss)                      (3.8)        (38.7)         15.7         (21.4)        (89.9)            *
=======================================================================================================================

* Because the data changes from negative to positive, or from positive to negative, the percentage of change is not meaningful.

Quarter ended August 31, 2001 compared to the Quarter Ended August 31, 2000

Net revenues increased by $278,930 or 26.8% from $1,040,700 in the earlier period to $1,319,630 in the latter period. The increase is primarily due to the increased project AGV system sales compared to the prior year.

Cost of goods sold increased from $867,375 to $892,958 or 2.9% due primarily to higher revenues. As a percentage of net revenues, cost of goods sold decreased to 67.7% compared to 83.4% in 2000. Gross profit increased by $253,347 or 146.2% from $173,325 to $426,672, while gross profit as a percentage of net revenues increased to 32.3% from 16.6% due to the lower cost on third party purchases in projects in current year compared to the prior year and better margins on its engineering revenues. The Company also experienced lower cost for goods that were imported due to a strong US dollar.

Selling expenses decreased from $182,077 to $139,444 or 23.4% primarily due to lower personnel and travel expenses compared to the prior year. General and administrative expenses decreased from $326,068 to $315,576, or 3.2% compared to the prior year. As a percentage of net revenues, general and administrative expenses decreased from 31.3% to 23.9%. The Company continued to invest in the development of new products to expand its product line in the current quarter while no such investments were made in the prior year.

Primarily as a result of the foregoing, operating loss decreased by $299,522 from an operating loss of $334,820 in the earlier period to an operating loss of $35,298 in the latter period.

Net interest expense decreased from $68,130 to $5,477, a decrease of $62,653. The repayment of the mortgage loan and line of credit in March 2001 significantly lowered the borrowings compared to the prior year resulting in the decline.

Income tax expense of $9,000 is due to limitations on the utilization of the net operating loss carryforward. The Company continues to have loss carryforwards that are not assured to be realized.

Primarily due to higher gross profit on revenues and the sale of the land and building as described above the Company had a net loss of $49,775 in the three months ended 2001 compared to a net loss of $402,950 in same period of 2000.

Backlog. Backlog consists of all amounts contracted to be paid by customers but not yet recognized as net revenues by the Company. At August 31, 2001, the Company had a backlog of approximately $2,060,000 compared to approximately $775,000 one year earlier. Quoting activity for the Company remains good, but there can be no assurances that such activity will result in firm business for the Company.

Nine Months Ended August 31, 2001 compared to Nine Months Ended August 31, 2000

Net revenues increased by $591,225, or 16.4%, from $3,598,462 in the earlier period to $4,189,687 in the latter period. The increase is primarily due to the increased project AGV system sales compared to the prior year.

Cost of goods sold decreased from $2,646,568 to $2,581,470, or 2.5%, due primarily to lower cost on components in the current year compared to the prior year. The Company also experienced lower cost for goods that were imported due to a strong US dollar. As a percentage of net revenues, cost of goods sold decreased from 73.5% to 61.6%. Gross profit increased by $656,323 or 68.9%, from $951,894 to $1,608,217, while gross profit as a percentage of net revenues increased from 26.5% to 38.4%.

The Company closed on the sale of its land and building in March 2001 for $1,600,000 and realized a gain of $581,023 after deducting moving expenses of approximately $30,000 which significantly improved the Company's liquidity (see
Note 5). The new location is 3400 Latrobe Drive, Charlotte, NC, 28211. In the new location, the Company is combining all its operations for testing, development, manufacturing and distribution to improve its operating efficiencies.

Selling expenses decreased from $545,168 to $489,471 in 2001 due to lower personnel and travel cost. General and administrative expenses decreased from $1,006,538 to $898,272, or 10.8% compared to the prior year. The decrease is primarily due to the following : approximately $35,000 of non recurrent costs relating to the severance payments upon the expiration of the former president's contract in the prior year, $20,000 of nonrecurrent cost in computer maintenance relating to Y2K issues, and other decreases in general & administrative expenses compared to the prior year. The Company continued to invest in the development of new AGV products to expand its product line in the current quarter while no such investments were made in the prior year.

Primarily as a result of the foregoing, the operating income for the period was $720,935 compared to an operating loss of $599,812 the prior year.

Net interest expense decreased from $171,394 to $58,359, a decrease of 65.9%. The repayment of the mortgage loan and line of credit in March 2001 significantly lowered the borrowings compared to the prior year resulting in the decline.

Income tax expense of $9,000 is due to limitations on the utilization of the net operating loss carryforward. The Company continues to have loss carryforwards that are not assured to be realized.

Primarily due to the sale of the land and building, higher gross profit and lower general and administrative expenses as described above, the Company's net income increased by $1,424,782 from a net loss of $771,206 in the nine month ended 2000 to a net income of $653,576 in the same period of 2001.

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

During the nine months ended August 31, 2001 net cash used in operating activities was $138,811.

The Company had been operating under adverse liquidity conditions due to negative shareholders' equity and negative working capital through the first quarter of the year. To improve its liquidity the Company sold its office property located at 3101 Latrobe Drive in March 2001 (see note 5) for $1,600,000 and realized a net gain of $581,023. Proceeds from the sale were used to retire the debt from the Company's mortgage lender (First Citizens Bank) in an amount of approximately $885,000, and the Company's bank credit line with Summit Business Capital Corporation (formerly known as National Bank of Canada) was fully paid in an amount of approximately $100,000. The pay off of the credit line permitted the termination of the Letter of Credit given by Netzler & Dahlgren in favor of Summit Business Capital Corporation. NDCA also applied approximately $80,000 from the sale proceeds against current payables to Netzler & Dahlgren. The Company was current at August 31, 2001 on its Note payable to Netzler & Dahlgren. The Company's receivables were pledged to Netzler & Dahlgren to secure its note receivable from the Company. Such pledge is to remain until its note is paid in full.

During the fourth quarter of 2000, the Company renegotiated its license agreement with Netzler & Dalgren. The new agreement, dated November 30, 2000, expands the Company's territory to sell to end-users worldwide and to continue to sub-license the technology in North America, but on a non-exclusive basis rather than on an exclusive basis as in prior years. In addition, the note payable to Netzler & Dahlgren of $606,046 has been restructured with the interest lowered from 16% to 9% per annum to improve the Company's ability to repay the debt.

Netzler & Dahlgren has indicated to the Company that Netzler & Dahlgren's financial exposure to the Company must be reduced by timely payment of the current note. To ensure prompt payments, the Company must remain profitable or raise additional equity and/or debt to refinance the Note.

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

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

         1.  NDC Automation, Inc. signs representation agreement with RonI LLC

             Press Releases:
         1.  NDC Automation, Inc. does business as Transbotics Corporation

        (b)  Reports on Form 8-K
             None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                NDC AUTOMATION, INC.
                                                  (Registrant)




                                                BY:  /s/ Claude Imbleau
                                                   -----------------------------
                                                Claude Imbleau
                                                President & CEO



                                                BY:  /s/ Beverly Love
                                                   -----------------------------
                                                Beverly Love
                                                Controller

Date: October 9, 2001

                                  EXHIBIT INDEX

The following documents are included in this Form 10-QSB as an Exhibit:

                   Designation
                   Number Under
Exhibit            Item 601 of                                          Page
Number             Regulation S-K     Exhibit Description               Number
--------------------------------------------------------------------------------

(A) Exhibits:
--------------

1.                        10.1        Agreement with RonI LLC             20-24
2.                        99.1        NDC changes name to Transbotics     25