Form 10KSB
period 2001-11-30
NDC AUTOMATION INC
filed 2002-02-13
CIK 859621

--------------------------------------------------------------------------------
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
For the fiscal year ended  November 30, 2001 or
                          -------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from ______________ to
Commission file number   0-18253
                       -----------

                              NDC AUTOMATION, INC.
                 (Name of small business issuer in its charter)

         Delaware                                     56-1460497
-------------------------------              -----------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)

3400 Latrobe Drive, Charlotte, North Carolina               28211
----------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

                  Issuer's telephone number   (704) 362-1115
                                             ----------------

      Securities registered pursuant to Section 12(b) of the Exchange Act:
                                                   Name of each exchange on
       Title of each class                             which registered

              None                                          None
---------------------------------           ---------------------------------

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                           .01 Par Value Common Stock
                          ----------------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X   No
                                      ---

         Check disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                                       [_]

         State issuer's revenues for its most recent fiscal year: $6,015,214.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant was $703,609, based upon the closing sales price of Common Stock on OTC Bulletin Board on January 31, 2002 of $0.29 per share.

         As of January 31, 2002, 3,586,451 shares of Registrant's Common Stock, par value $.01 per share, were outstanding.

         Portions of the Registrant's Annual Report to the security holders for the fiscal year ended November 30, 2001 furnished to the Commission pursuant to Rule 14a-3(b) under the Securities Exchange Act of 1934 are incorporated by reference in Part II, Items 6 and 7. In addition, portions of the Registrant's definitive proxy statement for the 2001 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 are incorporated by reference in Part III, Items 9, 10, 11 and 12.

     Transitional Small Business Disclosure Format (check one):  Yes     No X
                                                                     ---    -

--------------------------------------------------------------------------------

                                     PART I

Item 1.  Description of  Business

Business Development

     NDC Automation, Inc., now doing business under the "Transbotics" name, conducts the business previously carried on by Netzler and Dahlgren Company Technologies, Inc. ("NDCT"), NDC Systems, Inc. ("NDCS"), and another company also called NDC Automation, Inc. ("NDCA") (all collectively referred to hereunder as the "Company").

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

     On March 28, 1990, the Company successfully completed its initial public offering netting $1,996,598 to improve its financial position for potential growth opportunities.

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

     During the fiscal year ending November 30, 1996, the Company discontinued its marketing and distribution of the radio frequency identification products to primarily focus on its AGVS business. The Company also refocused its marketing and sales of AGVS equipment to OEM customers and system suppliers. In September 1997 the Company expanded its sales efforts to provide turn key AGV systems to end users. On November 30, 2000 the Company's license agreement with Netzler and Dahlgren AB was modified to allow the Company to pursue end user AGV business world wide on a non-exclusive basis. And in 2001 the Company started doing business as Transbotics Corporation.

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

    The Company's AGV system products and services have been used in a variety of industries, including textiles, automotive, entertainment, newspaper publishing and electronics. These control products are designed to be of such general applicability as to be incorporated into many kinds of material handling vehicles. Consequently, they are used not only in custom-designed AGV vehicles and systems, but also to automate conventional material handling equipment such as forklifts and pallet jacks.

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

     The Company's philosophy includes selling its hardware, software and engineering services to OEM customers (i.e., manufacturers of AGVs) AGV systems and other vehicles that can be equipped for automation to fit the end-users' needs. The Company will sell such services through regular distribution or as a sub-contractor to such OEM customers. The Company also supplies turnkey AGV systems to end users. In 2001, sales of AGV related products and services accounted for almost all of the Company's net revenues as it did in 2000.

       The Company's principal office is located at 3400 Latrobe Drive, Charlotte, North Carolina, 28211, and its telephone number is (704) 362-1115.

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

The Company is focusing its marketing efforts on its laser technology and AGV system solutions, Lazerway(TM), towards end user and OEM customers as well as to existing users of AGV systems for up-grading and retrofitting purposes.

The Company has divested itself of all previous acquisitions to focus on its core business in North America. The Company's strategy is to increase awareness of its AGVS technology and system capabilities among end users as well as creating new relationships with AGVS suppliers and system suppliers that would be qualified to distribute the products or systems to end users. As part of the strategy, the Company intends to pursue potential niche markets of end users. The Company believes that its focus on laser technology rather than on wire technology can give it an advantage in the existing and future market place.

The Company also has introduced related product lines such as batteries and chargers, under the Powerway label and A/C motors that can be distributed to targeted customers to supplement its existing AGV business.

The Company will continue to review its strategy as it monitors the market, competition and growth opportunities for its products. Results of such reviews may affect the above strategies. There can be no assurance, however, that any of the above strategies or future strategies will meet management's objectives for success or growth.

AUTOMATED GUIDED VEHICLE SYSTEMS

General

    AGVs are driverless, computer-controlled vehicles that are programmed to transport materials through designated pickup and delivery routines within a particular facility (usually a manufacturing or distribution facility) and to transmit system status, inventory tracking and control and other information. In many manufacturing and distribution processes, material handling needs are met by roller tables, conveyors, manually operated vehicles and other conventional methods. The AGVs can be rerouted within the constraints imposed by the particular system. The Company's AGV system products and services have been used in a variety of industries, including warehousing, textiles, newspaper publishing and electronics. Control systems and technology supplied by the Company are used for guidance and control of AGV systems in numerous production facilities.

    The vehicles can be made to move and stop, load and unload, and perform other functions. The AGVs load handling equipment is adapted to the type and weight of the material that it handles and may consist of a roller table, forklift, mechanical arm or other device. The vehicle's wheel and drive configurations vary, depending upon the degree of maneuverability required within the manufacturing or distribution facility.

    Automatic guided vehicles can be guided between pick-up and delivery points by several methods. The traditional method is an inductive loop, called a wire guidepath, which is embedded in the floor of the facility when the AGV system is installed. The vehicles in an AGV system are equipped with a sensor and guidance equipment that cause them to follow the guidepath. Because the installation of a wire guidepath requires cutting a channel in the floor of the facility, the wire guidepath method makes rerouting of AGVs less flexible. Moreover, this method of installation of the system makes it inappropriate for clean room environments and certain other applications.

    Vehicle guidance based on laser technology eliminates the need for extensive facility reconfiguration upon installation. The laser guidance technology employs a rotating laser beam emitted from a vehicle to sweep the room and calculate angles to detected reflectors. The data gathered in this manner is used by the vehicle's computer to determine its location and progress towards its destination. The vehicle can be rerouted remotely by computer. Management believes that the Company's laser guidance is superior to traditional technology because it permits the end user to alter the designated routines of AGVs without extensive reconfiguration of the facility .

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

The License Agreement

     The Company's AGV system products and services incorporate technology licensed by, and products purchased from, Netzler and Dahlgren Co. AB, a Swedish based company ("Netzler & Dahlgren"), as well as technology that it has acquired or developed itself. Prior to November 30, 2000 the Company operated under a Master License Agreement ("MLA") dated December 1, 1987, as restated November 30, 1995, in which the Company received from Netzler & Dahlgren's AGV technology, hardware, software, know-how and consulting services. The Master License Agreement provided the Company the sole rights to commercially and technically utilize, apply and sub-license Netzler & Dahlgren's AGV system control technology and to sell its AGV system products in North America to OEMs who manufacture vehicles in North America. The MLA, however, did not prohibit customers in North America from purchasing complete AGVs equipped with Netzler & Dahlgren controls from other Netzler & Dahlgren licensees that manufactured vehicles outside of North America. Netzler & Dahlgren products do not include standard or custom vehicle frames for AGVs.

     On November 30, 2000, the Company renegotiated its license agreement with Netzler & Dalgren. The new agreement, dated November 30, 2000, expands the Company's territory to sell to end-users on a worldwide basis, and continues its rights to sub-license the technology in North America but on a non-exclusive basis. The new license agreement continues to allow the Company to distribute the Netzler & Dahlgren laser technology as described above in North America except for the Teach-in technology. The agreement was extended for ten (10) years and will expire on December 1, 2010 and is subject to automatic two year extensions unless and until either party, in compliance with certain procedures, notifies the other of its intention to terminate the agreement. It provides for payment of a 10% royalty on sub-license fees received by the Company with respect to AGV system technology. It also provides for the sale of products at prices determined annually. Royalties are due 30 days following receipt of payment by the Company. During the fiscal year ended November 30, 2001, the Company incurred no royalties to Netzler & Dahlgren with respect to technology sub-licenses and purchased an aggregate of $599,119 of hardware, software and engineering consulting services from Netzler & Dahlgren.

Customers

     A substantial portion of the Company's business in any given year is derived from a limited number of customers, although the identity of those customers varies somewhat from year to year. For the fiscal year ended November 30, 2001, orders from the three largest customers accounted for 15.8%, 11.2% and 10.4% of the Company's net revenues. For fiscal 2000, orders from the three largest customers accounted for 21.8%, 7.2% and 6.7% of the Company's net revenues. For fiscal 1999, orders from the three largest customers accounted for 24.3%, 8.3% and 6.4% of the Company's net revenues.

     End users of the Company's products and services are reached generally by the Company's direct sales and sales to system suppliers and OEMs.

     The Company sold products to over six system supplier and OEM customers in 2001 that acquire the Company's products under various types of agreements. Depending on the terms of such agreements, the system supplier can typically obtain hardware, software and access the Company's specific AGV system know-how.

     AGV system products and services sold to system suppliers, OEMs and Netzler & Dahlgren as a group accounted for approximately 31%, 42% and 57% of the Company's net revenues in the fiscal years ended November 30, 2001, 2000 and 1999, respectively. For the fiscal year ended November 30, 2001, such customers accounted for approximately $1.9 million in net revenues.

     The Company also sold in 2001 its AGV system products and services directly to end users to incorporate such components and equipment into AGV systems suitable for their particular needs. AGV system products and services sold directly to end users accounted for approximately 69%, 58% and 43% of the Company's net revenues in the fiscal years ended November 30, 2001, 2000 and 1999, respectively.

Marketing

     The Company's marketing strategy and goal is to promote the advantages of its AGV control technology to the whole market, particularly the Lazerway(TM) system. The technology consists of a family of products, both hardware and software, capable of being incorporated into a broad variety of systems while preserving the identity and independence of the system supplier. The Company's sales and distribution efforts are directed toward end users as well as OEM customers , system suppliers. In its approach to certain prospective customers, the Company will suggest a teamed technology arrangement. In such an arrangement, the Company will work with its OEM customer to integrate the Company's products and services with their equipment. The goal is to fashion a material movement system that will satisfy the end user's particular needs. Such technology once installed can be maintained by factory floor technicians. The Netzler & Dahlgren technology has been used in more than 1000 AGV systems with over 7,000 vehicles (composed of as few as one vehicle and as many as 50 vehicles).

     The Company's marketing program is led by its President, its Executive Vice President, and marketing director, while the Sales Group is responsible for developing relationships with system suppliers, OEMs, distributors and end users. The Company attends the major trade shows held by the materials handling industry and advertises in various industry publications.

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

Backlog

     Backlog consists of all amounts contracted to be paid by customers but not yet recognized as net revenues by the Company. At November 30, 2001, the Company had a backlog of approximately $1,450,000 compared to $940,000 total backlog one year earlier. Substantial fluctuations in backlog are considered normal due to the size of AGV system contracts. Substantial fluctuations in the industry makeup of the Company's backlog also are considered normal.

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

     The Company spent $80,562 for research and development in fiscal 2001 compared to $53,086 in fiscal 2000, but made no expenditures on research and development in 1999.

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

     The terms of the new License Agreement do not prohibit Netzler & Dahlgren's licensees from entering the North American market or Netzler & Dahlgren signing up new licensees in North America to compete with the Company or the Company's sub-licensees or to supply completed AGVs to the Company's sub-licensees. During the last three years the Company noted an increased presence of such foreign licensees in the North American market compared to prior years. Management presently believes this trend may continue and could be a material threat to the Company's current and potential revenues.

Employees

     The Company presently employs 33 persons full-time. None of the Company's employees is a party to a collective bargaining agreement. The Company considers its employee relations to be good.

Item 2.  Properties

               None.


Item 3.  Legal Proceedings

               None.

Item 4.  Submission of Matters to a Vote of Security Holders

               None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

    The Company's Common Stock previously traded on the National Association of Securities Dealers, Inc. ("NASDAQ") National Market under the symbol "AGVS". The Company's common stock began trading on the OTC Bulletin Board in November, 1995. As of November 30, 2001, 3,586,451 of the Company's 11,000,000 authorized shares of Common Stock were issued and outstanding.

    Trading in the Company's securities commenced on March 28, 1990. The table below indicates quarterly high and low bid and asked information for the years ended November 30, 2001 and 2000, respectively, as provided to the Company by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without dealer mark-up, mark-down, or commission, and may not represent actual transactions.

    The approximate number of holders of record of common stock of the Company as of January 30, 2002 was 170. The Company believes that there are approximately 800 beneficial owners of the Company's common stock.

                                                                   Market Price per Share
                                       -----------------------------------------------------------------------------
                                                        2001                                    2000
                                       -----------------------------------------------------------------------------
                                              High                 Low                High                Low
Quarter Ended                            Bid       Ask       Bid       Ask       Bid       Ask       Bid       Ask
--------------------------------------------------------------------------------------------------------------------
February 28                             0.81      0.91      0.13      0.16      0.72      0.97      0.26      0.33
May 31                                  0.47      0.63      0.15      0.20      1.19      1.22      0.38      0.53
August 31                               0.37      0.45      0.21      0.30      0.50      0.75      0.26      0.28
November 30                             0.34      0.51      0.21      0.25      0.32      0.47      0.19      0.20
====================================================================================================================


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

                                     PART IV

Item 13.    Exhibits and Reports on Form 8-K

    (a)  Exhibits:

Exhibit
No.                   Description
-------               -----------

 3.1  (a)*        Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Form 10-K for the fiscal year ended November 30, 1990 (the 1990 Form 10-K)
      (b)*        Certificate of Amendment dated May 27, 1993 (incorporated by reference to Exhibit 3.1 to the Company from S-1 dated August
                  27, 1993)
 3.2  *           Bylaws of the Company (incorporated by reference to Exhibit
                  3.2 to the Company's 1990 Form 10-K)
 4.1  *           Form of Common Stock certificate (incorporated by reference to
                  Exhibit 4.1 to the Company's Registration Statement (No.
                  33-32925) on Form S-18 (the Form S-18))
10.1  (a)*        Profit Sharing Plan and Trust Agreement dated April 1, 1983, as amended (incorporated by reference to Exhibit 10.1 to the
                  Company's 1990 Form 10-K)
      (b)*        Nonstandardized Code 401(k) Profit Sharing Plan (incorporated by reference to Exhibit 10.48 to the Company's 1990 Form 10-K)
      (c)*        Adoption Agreement #004 Nonstandard Code 401(k) Profit Sharing
                  Plan dated October 26, 1992 (incorporated by reference to
                  Exhibit 10.1(b) to the Company's Form 10-K for the fiscal year ended November 30, 1992 (the 1992 Form 10-K))
10.2  (a)*        License Agreement dated November 30, 2000 between the Company and Netzler and Dahlgren Co. AB (incorporated by reference to
                  Exhibit 10.1 of the December 20, 2000 form 8K)
      (b)*        Security Agreement dated March 2, 2001 between the Company and
                  Netzler and Dahlgren Co. AB (incorporated by reference to
                  Exhibit 10.2(h) to the Company's Form 10-K for the fiscal year ended November 30, 2000 (the 2000 Form 10-K))
10.3  (a)*        Agreement dated June 20, 1989 between the Company and
                  Schabmuller GmbH (incorporated by reference to Exhibit 10.4 to the Form S-18)
      (b)*        Exclusive Distribution Agreement dated February 9, 1995
                  between the Company and Schabmuller GmbH (incorporated by
                  reference to Exhibit 10.4(b) to the Company's 1994 form
                  10-KSB)
      (c)*        Distributorship Agreement dated  February 19, 1998 between the
                  Company and Schabmulerr Gmbh (incorporated by reference to
                  Exhibit 10.4(c) 1998 form 10KSB
10.4  (a)*        Know-How, Firmware and Documentation License Agreement dated
                  November 30,1990 between the Company and Production Machinery
                  Corporation (incorporated by reference to Exhibit 10.8(a) to the Company's Form 10-K for the fiscal year ended November 30, 1991 (the 1991 Form 10-K))
      (b)*        Technology License Agreement dated January 30, 1998 between the Company and Mentor AGVS (incorporated by reference to Exhibit 10.5(b) to the Company's 1998 form 10-KSB)
      (c)*        Technology License Agreement dated December 1, 1999 between the Company and Mentor AGVS (incorporated by reference to Exhibit 10.4(c) to the Company's 1999 form 10-KSB)

Item 13.    Exhibits and Reports on Form 8-K

     (b) Exhibits:

Exhibit
No.                         Description
-------                     -----------

10.5*           Exclusive Distribution Agreement dated October, 1999 between the
                Company and MicroPower (incorporated by reference to Exhibit
                10.6 to the Company's 1999 Form 10-K)
10.6*           Service and Support Agreement dated December 14, 1999 between the Company and the Raymond Corporation (incorporated by
                reference to Exhibit 10.7 to the Company's 1999 Form 10-K)
10.7*           Employment Agreement dated March 1, 1999 between Claude Imbleau and the Company (incorporated by reference to Exhibit 4 to the
                Company's May 31, 1999 form 10QSB)
10.8  (a)*      Promissory Note from the Company to First Citizens Bank &
                Trust Company (incorporated by reference to Exhibit 10.56 to the Company's 1992 Form 10-K)
      (b)*      North Carolina Note Modification Agreement dated May 16, 1997 between the Company and First Citizens Bank & Trust Company ( incorporated by reference to Exhibit 1 to the Company's May 31, 1997 Form 10QSB)
      (c)*      North Carolina Note Modification dated May 21, 1999 between the
                Company and First Citizens Bank & Trust Company (incorporated by reference to Exhibit 3 to the Company's May 31, 1999 Form 10QSB)
      (d)*      North Carolina Note Modification dated June 16, 2000 between the
                Company and First Citizens Bank & Trust Company (incorporated by reference to Exhibit 2 to the Company's May 31, 2000 Form 10QSB)

Item 13.    Exhibits and Reports on Form 8-K

Exhibit
No.                              Description
-------                          -----------

10.9    (a)*     Commitment letter dated December 18, 1996 for a revolving
                 line of credit of $1,250,000 to be provided by National Canada
                 Business Corp's to the Company . (incorporated by reference to
                 Exhibit 10 to the Company's 1996 Form 10-KSB)
        (b)*     Inventory and accounts receivable loan and security agreement dated February 28, 1997 between the Company and National Bank of Canada and National Canada Business Corp. (incorporated by reference to report on form 8K dated March 11, 1997)
        (c)*     Confirmation letter for extending Line of Credit from National
                 Canada Business Corp. to NDC Automation, Inc. dated April 1,
                 1998. (incorporated by reference to Exhibit 1 to the Company's
                 May 31, 1998 Form 10QSB)
        (d)*     First amendment to Inventory and accounts receivable loan and security agreement dated October 27, 1998 between the Company and National Bank of Canada and National Canada Business Corp.
                 (incorporated by reference to Exhibit 10.11(d) to the Company's
                 1998 Form 10-KSB)
        (e)*     First amendment to inventory repurchase agreement dated October
                 27, 1998 between the Company and National Bank of Canada and
                 National Canada Business Corp. and Netzler & Dahlgren Co AB
                 (incorporated by reference to Exhibit 10.11(e) to the Company's
                 1998 Form 10-KSB)
        (f)*     Second amendment to inventory and accounts receivable loan and security agreement dated April 30 between Company and National
                 Bank of Canada (incorporated by reference to Exhibit 1 to the
                 Company's May 31, 1999 Form 10QSB)
        (g)*     Amended, restated and substituted secured note dated April 30,
                 1999 between Company and National Bank of Canada (incorporated by reference to Exhibit 2 to the Company's May 31, 1999 Form
                 10QSB)
        (h)*     Second amended, restated and substituted secured note dated
                 November 30, 2000 between Company and Summit Business Capital
                 Corp. (incorporated by reference to Exhibit10.3 to the
                 Company's December 20, 2000 Form 8K)
        (i)*     Third amendment to inventory and accounts receivable loan and security agreement dated November 30 between Company and Summit
                 Business Capital Corp (incorporated by reference to Exhibit
                 10.4 to the Company's December 20, 2000 Form 8K)
        (j)*     Third amended, restated and substituted secured note dated
                 January 12, 2001 between Company and Summit Business Capital
                 Corp. (incorporated by reference to Exhibit 10.10(j) to the
                 Company's 2000 Form 10-KSB)
        (k)*     Fourth amendment to inventory and accounts receivable loan and security agreement dated January 12, 2001 between Company and
                 Summit Business Capital Corp. (incorporated by reference to
                 Exhibit 10.10(k) to the Company's 2000 Form 10-KSB)
10.10   (a)*     Reimbursement Agreement between NDC Automation, Inc. and
                 Netzler & Dahlgren Co AB dated June 29, 1998 (incorporated by reference to Exhibit 2 to the Company's May 31, 1998 Form
                 10QSB)
        (b)*     Deed of Trust between NDC Automation, Inc. and Netzler &
                 Dahlgren Co AB dated June 29, 1998 (incorporated by reference to Exhibit 3 to the Company's May 31, 1998 Form 10QSB)
        (c)*     Promissory Note between NDC Automation, Inc. and Netzler &
                 Dahlgren Co AB dated June 30, 1998 (incorporated by reference to Exhibit 4 to the Company's May 31, 1998 Form 10QSB)

Item 13.      Exhibits and Reports on Form 8-K
Exhibit
No.                    Description
------                 -----------
10.10  (d)*         Promissory Note between NDC Automation, Inc. and Netzler &
                    Dahlgren Co AB dated June 30, 2000 (incorporated by reference to Exhibit 1 to the Company's August 31, 2000 Form
                    10QSB)
10.11*              Representation Agreement dated January 27, 1999 between the
                    Company and Harcon Engineering Inc. (incorporated by reference to Exhibit 10.16 to the Company's 1998 Form
                    10-KSB)
10.12*              Agreement for purchase and sale of real property
                    (incorporated by reference to Exhibit 10.2 to the Company's
                    December 13, 2000 Form 8K)
10.13*              Receipt of purchase order from an automobile manufacturer
                    for approximately $800,000. (incorporated by reference to Exhibit 10.1 to the Company's January 24, 2001 Form 8K)
10.14*              Receipt of purchase order from the aviation industry for
                    approximately $900,000. (incorporated by reference to Exhibit 10.1 to the Company's February 9, 2001 Form 8K)
10.15               Certificate of Assumed Name as Transbotics Corporation
11.1                Computation of Earnings Per Share for November 30, 2001
13.                 Company's 2001 Annual Report
23.3                Consent of McGladrey & Pullen, LLP to the incorporation by reference in this Form 10-KSB
99.1*               United States Letters Patent for Optical Navigation System
                    for an Automatic Guided Vehicle, and Method (Patent No.
                    4,626,132; Date of Patent 08/15/89) (incorporated by reference to Exhibit 28.1 to the Form S-18)
99.2*               United States Patent for Method and Apparatus for Providing
                    Destination and Vehicle Function Information to an Automatic
                    Guided Vehicle (Patent No. 4,780,817; Date of Patent
                    10/25/88) (incorporated by reference to Exhibit 28.2 to the Form S-18)
99.3*               United States Patent and Trademark Office Notice of
                    Recordation of Assignment Document for Automatic Guided
                    Vehicle Traffic Control System and Method (Document Date
                    02/19/88) (incorporated by reference to Exhibit 28.3 to the Form S-18)
99.4*               Canadian Letters Patent for Apparatus and Method for Optical
                    Guidance System for Automatic Guided Vehicle (Patent No.
                    1,236,132; Date of Patent 05/17/88) (incorporated by reference to Exhibit 28.4 to the Form S-18)
99.5*               United States Letters Patent for Automatically Guided
                    Vehicle Having Steering Mechanism for Enabling Vehicle to
                    Follow Guidance Wire (Patent No. 4,729,449; Date of Patent
                    03/08/88) (incorporated by reference to Exhibit 28.5 to the Form S-18).
99.6*               United States Letters Patent for Apparatus and Method for
                    Optical Guidance System for Automatic Guided Vehicle (Patent
                    No. 4,626,995; Date of Patent 12/02/86) (incorporated by reference to Exhibit 28.6 to the Form S-18)
99.8*               Canadian Certificate of Registration Trademark MAGIC POINT
                    (No. 331696; Date of Registration 09/04/87) (incorporated by reference to Exhibit 28.9 to the Form S-18)
99.9*               United States Certificate of Registration of Trademark MAGIC
                    POINT (No. 1,417,335; Date of Registration 11/18/86)
                    (incorporated by reference to Exhibit 28.10 to the Form
                    S-18)
99.10*              United States Certificate of Registration of Trademark
                    ESCORT (No. 1,468,835; Date of Registration 12/15/87)
                    (incorporated by reference to Exhibit 28.11 to the Form
                    S-18)

* Certain of the exhibits to this Report, indicated by an asterisk, are hereby incorporated by reference to other documents on file with the Commission, with which they are filed in fact, to be a part hereof as of their respective dates.

(b)  Reports on Form 8-K

     1. December 13, 2000 8K filing for Agreement for Purchase and Sale of Real Property

     2. December 20, 2000 8K filing for License Agreement dated November 30, 2000 between the Company and Netzler & Dahlgren Co AB

     3. January 24, 2001 8K filing for receipt of purchase order from an automotive customer, value approximately $800,000

     4. February 9, 2001 8k filing for receipt of purchase order for a customer addressing the aviation industry, value approximately $900,000

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         NDC AUTOMATION, INC.
                                         Registrant


                                         By:       /s/ Claude Imbleau
                                            ------------------------------------
                                                    Claude Imbleau
                                                    President, CEO
                                                    Chief Financial Officer

                                         By:        /s/ Beverly Love
                                            ------------------------------------
                                                    Beverly Love
Date: February 12, 2002                             Chief Accounting Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and date indicated.


                                         By:        /s/ D. Bruce Wise
                                            ------------------------------------
                                                    D. Bruce Wise
                                                    Chairman of the Board of
                                                    Directors

                                         By:        /s/Claude Imbleau
                                            ------------------------------------
                                                    Claude Imbleau
                                                    President, CEO
                                                    Director

                                         By:        /s/ Richard D. Schofield
                                            ------------------------------------
                                                    Richard D. Schofield
                                                    Director

                                         By:        /s/ Raymond O. Gibson
                                            ------------------------------------
                                                    Raymond O. Gibson
                                                    Director

Date: February 12, 2002