Form 10QSB
period 2002-02-28
NDC AUTOMATION INC
filed 2002-04-12
CIK 859621

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

For the quarterly period ended                   February 28, 2002
--------------------------------------------------------------------------------

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                     to
--------------------------------------------------------------------------------

Commission file number                                    0-18253
--------------------------------------------------------------------------------

               NDC Automation, Inc. d/b/a Transbotics Corporation
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

    As of March 31, 2002, there were 3,586,451 shares of common stock outstanding.

    Transitional Small Business Disclosure Format (Check one):
       Yes___; No X
                 ---

                                    I N D E X

                                                                           Page
                                                                           ----

PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

            Condensed Balance Sheets
              February 28, 2002 (Unaudited) and November 30, 2001           3-4

            Condensed Statements of Operations
              Three months ended February 28, 2002 and February 28, 2001
              (Unaudited)                                                     5

            Condensed Statements of Cash Flows
              Three months ended February 28, 2002 and February 28, 2001
                   (Unaudited)                                                6

            Notes to Condensed Financial Statements                         7-9

  Item 2. Management's Discussion and Analysis of Financial               10-14
            Condition and Results of Operations

PART II.    OTHER INFORMATION

  Item 1. Legal Proceedings                                                  15

  Item 2. Changes in Securities                                              15

  Item 3. Defaults Upon Senior Securities                                    15

  Item 4. Submission of Matters to a Vote of Security Holders                15

  Item 5. Other Information                                                  15

  Item 6. Exhibits and Reports on Form 8-K                                   15

              (a)  Exhibits -- Press Releases and other Exhibits

              (b)  Reports on Form 8-K

SIGNATURES                                                                   16

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              NDC AUTOMATION, INC.

                            CONDENSED BALANCE SHEETS

                                                    February 28,  November 30,
                                                        2002          2001
                                                     (Unaudited)
--------------------------------------------------------------------------------
      ASSETS (Note 4)

CURRENT ASSETS
     Cash and cash equivalents                      $  108,990        $  427,288
     Accounts receivable, net                          745,848           858,985
     Inventories                                       281,453           262,542
     Costs and estimated earnings in excess of
            billings on uncompleted contracts           14,719           248,074
     Prepaid expenses and other assets                  44,765            25,555
--------------------------------------------------------------------------------
              Total current assets                  $1,195,775        $1,822,444
--------------------------------------------------------------------------------

NONCURRENT ASSETS                                   $   28,854        $   28,854
--------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT
      Furniture, fixtures and office equipment         141,408           140,378
      Machinery and equipment                           90,746            89,805
--------------------------------------------------------------------------------
                                                    $  232,154        $  230,183

      Less accumulated depreciation                    108,247            96,644
--------------------------------------------------------------------------------
                                                    $  123,907        $  133,539
--------------------------------------------------------------------------------
                                                    $1,348,536        $1,984,837
================================================================================

Note: The Condensed Balance sheet at November 30, 2001 has been taken from the Audited Financial Statements at that date.

See Notes to Condensed Financial Statements

                                                                          February 28,     November 30,
                                                                              2002             2001
                                                                          (Unaudited)
----------------------------------------------------------------------------------------------------------

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES


     Current maturities of long- term debt (Note 4)                $   136,901      $     178,739
     Accounts payable and accrued expenses                             691,330          1,160,072
     Billings in excess of costs and estimated
             earnings on uncompleted contracts                         515,142            356,069
     Income tax payable                                                      -              3,053
----------------------------------------------------------------------------------------------------------
            Total current liabilities                              $ 1,343,373      $   1,697,933
----------------------------------------------------------------------------------------------------------
LONG-TERM DEBT (Note 4 )                                           $         -      $           -
----------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, par value $.01 per share
      authorized 1,000,000 shares; no shares issued                $         -      $           -
  Common stock, par value $.01 per share;
      11,000,000 shares authorized
      at 2002 and 2001; 3,586,451 shares
      were issued and outstanding at 2002 and 2001                      35,864             35,864
  Additional paid-in capital                                         4,260,236          4,260,236
  Accumulated deficit                                               (4,290,937)        (4,009,196)

----------------------------------------------------------------------------------------------------------

                                                                   $     5,163      $     286,904
----------------------------------------------------------------------------------------------------------
                                                                   $ 1,348,536      $   1,984,837
==========================================================================================================

                              NDC AUTOMATION, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   Three Months Ended
                                                           February 28,         February 28,
                                                               2002                 2001
--------------------------------------------------------------------------------------------
Net revenues                                               $   945,163          $ 1,169,392
Cost of goods sold                                             761,017              778,857
--------------------------------------------------------------------------------------------
    Gross profit                                           $   184,146          $   390,535
--------------------------------------------------------------------------------------------

Operating expenses:
      Selling                                              $   144,024          $   188,950
      General and administrative                               300,269              245,353
      Research and development                                  17,097               48,984
--------------------------------------------------------------------------------------------
                                                           $   461,390          $   483,287
--------------------------------------------------------------------------------------------
      Operating loss                                       $  (277,244)         $   (92,752)

Net interest expense                                            (4,497)             (42,916)
--------------------------------------------------------------------------------------------
Loss before income taxes                                   $  (281,741)         $  (135,668)

Federal and state income taxes  (Note 2)                             -                    -
--------------------------------------------------------------------------------------------
           Net loss                                        $  (281,741)         $  (135,668)

===========================================================================================

Weighted average number of common
     shares outstanding                                      3,586,451            3,586,451
--------------------------------------------------------------------------------------------

Loss per common share - basic (Note 3)                     $     (0.08)         $     (0.04)
Loss per common share - diluted (Note 3)                   $     (0.08)         $     (0.04)

===========================================================================================

Dividends per common share                                 $         -          $        -
===========================================================================================

See Notes to Condensed Financial Statements

                               NDC AUTOMATION, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Three Months Ended
                                                     February 28,   February 28,
                                                         2002           2001
--------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES                                $ (268,732)     $ 283,365
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                  $   (1,971)     $  (3,461)
--------------------------------------------------------------------------------
            NET CASH USED IN
                 INVESTING ACTIVITIES                 $   (1,971)     $  (3,461)
--------------------------------------------------------------------------------
CASH FLOW FROM FINANCING ACTIVITIES
  Payments on credit  agreement                       $        -      $(196,101)
  Principal payments on long-term borrowings             (46,067)       (20,208)
--------------------------------------------------------------------------------
            NET CASH USED IN
                 FINANCING ACTIVITIES                 $  (46,067)     $(216,309)
--------------------------------------------------------------------------------
  Effect of foreign currency exchange rate changes
   on cash and cash equivalents                       $   (1,528)     $  (9,213)
--------------------------------------------------------------------------------
  Increase (decrease) in cash and cash equivalents    $ (318,298)     $  54,382

  Cash and cash equivalents:

   Beginning                                             427,288          4,767
--------------------------------------------------------------------------------
   Ending                                             $  108,990      $  59,149
================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash payments for:
   Interest                                           $    3,690      $  41,404
================================================================================

See Notes to the Condensed Financial Statements

                              NDC AUTOMATION, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.

      The unaudited internal condensed financial statements and related notes have been prepared by NDC Automation, Inc. d/b/a Transbotics Corporation (the "Company"), without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at February 28, 2002, and for all periods presented, have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended November 30, 2001. The results of operations for the three months ended February 28, 2002 are not necessarily indicative of the operating results for the full year.

Note 2. Income Taxes

      The Company did not recognize any income tax benefits in 2001 and 2002 for its current losses as all prior taxes were recognized in the previous financial statements and utilization of operating loss carryforwards in the future are not assured to be realized.

Note 3. Loss per common share:

          The Company adopted Statement of Financial Accounting Standards No. 128 (SFAS No.128) Earnings Per Share, which supersedes APB Opinion No. 15. SFAS No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants, and convertible securities, outstanding that trade in a public market. Basic per share amounts are computed, generally, by dividing net income or loss by the weighted-average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is antidilutive, thereby reducing a loss or increasing the income per common share. The Company had options outstanding to purchase a total of 93,500 and 90,617 shares of common stock, respectively, at a weighted-average exercise price of varying amounts. The inclusion of those potential common shares in the calculation of diluted loss per share would have an antidilutive effect. Therefore, basic and diluted loss per share amounts are the same in 2002 and 2001.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

   Note 4.  Pledged Assets, Note Payable, Bank and Long-Term Debt

Long-term debt consists of the following at February 28, 2002:

Note payable to Netzler & Dahlgren Co AB, based on a 4.50% fixed rate from November 30, 2000 until March 31, 2001 and a 9.0% fixed rate from April 1, 2001 thru June 30, 2002. Original principal balance to be repaid in a payment of 952,412 Swedish Krona or approximately US$95,042 (depending on the exchange rate at time of payment) on April 1, 2001 and then fifteen (15) consecutive monthly principal payments of 238,103 Swedish Krona starting April 1, 2001, or approximately US$23,760 (depending on the exchange rate at time of payment) plus interest. The note is collaterized by the Company's accounts receivable.

                                                                                                            136,901
--------------------------------------------------------------------------------------------------------------------
                                                                                                          $ 136,901

Less current maturities:                                                                                    136,901
--------------------------------------------------------------------------------------------------------------------
                                                                                                            $     -
====================================================================================================================

(1) The prime rate at February 28, 2002 was 4.75 %

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 5.  Continued operations

    In the past years the Company has suffered operating losses. This left the Company with a deficit and negative working capital prior to the sale of its land and building in 2001. Due to the losses, lender contacts have indicated that it would take time for the Company to reestablish a line of credit. The Company will need to show consistent profitability for a year to reestablish a line of credit. This raises substantial doubt about the Company's ability to continue as a going concern.

    Management has taken the following actions in an attempt to increase revenues and minimize losses.

.. Establish and develop strategic alliances with selected customers .. Pursue AGV system business in selected market niches
.. Grow the distribution business by adding new supplementary products .. Expand the aftermarket sales business

    There can be no assurance that the Company can successfully meet the objectives of any of these activities.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

================================================================================

    Strategy diversification: Management has taken the following actions in an attempt to increase revenues and minimize losses; to date such actions have not been successful. These approaches include the following:

..    Establish and develop strategic alliances with selected customers
..    Pursue AGV system business in selected market niches
..    Grow the distribution business by adding supplementary products
..    Expand the aftermarket sales business

     The Company is exploring various actions to overcome the urgent need for capital. (See Liquidity and Capital Resources for further information).

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

                                                                            Percentage of Change
                                                                          Period To Period Increase
                                         Percentage of Net Revenues              (Decrease)
---------------------------------------------------------------------------------------------------

                                                                             Three Months Ended
                                        For the Three Months Ended           February 28, 2001 to
                                 February 28, 2002     February 28, 2001      February 28, 2002
                                         %                  %                         %
---------------------------------------------------------------------------------------------------
Net revenues                              100.0             100.0                  (19.2)
Cost of goods sold                         80.5              66.6                  ( 2.3)
---------------------------------------------------------------------------------------------------

Gross profit                               19.5              33.4                  (52.8)
---------------------------------------------------------------------------------------------------

Operating expenses:
   Selling                                 15.2              16.1                  (23.8)
   General and administrative              31.8              21.0                   22.4
   Research & development                   1.8               4.2                  (65.1)
---------------------------------------------------------------------------------------------------
                                           48.8              41.3                  ( 4.5)
---------------------------------------------------------------------------------------------------
Operating loss                            (29.3)             (7.9)                 198.9

Net interest expense                         .5               3.7                  (89.5)
---------------------------------------------------------------------------------------------------

Loss before income taxes                  (29.8)            (11.6)                 107.7

Income taxes                                  -                 -                      -
---------------------------------------------------------------------------------------------------

Net loss                                  (29.8)            (11.6)                 107.7
===================================================================================================

Quarter ended February 28, 2002 Compared to the Quarter Ended February 28, 2001

     Net revenues decreased by $224,229 or 19.2% from $1,169,392 in the earlier period to $945,163 in the latter period. The decrease is primarily due to lower revenues from distribution products during the current quarter compared to the prior quarter and delays in completion of certain projects during the current quarter.

     Cost of goods sold decreased from $778,857 to $761,017, or 2.3% due to a decreased volume of business, while as a percentage of net revenues cost of goods sold increased from 66.6% to 80.5%. Increased engineering cost and lower distribution revenues which typically have higher profit margin percentages were the primary reason for the increase in cost of goods sold as a percentage of revenues. Gross profit decreased by $206,389, or 52.8% from $390,535 to $184,146 due primarily to decreased revenues in 2002 compared to the prior year. Gross profit as a percentage of revenues decreased from 33.4% to 19.5%.

     Selling expenses decreased from $188,950 to $144,024, or 23.8% primarily due to a major trade show being attended during the first quarter of 2001 compared to a similar show to be attended in the second quarter of 2002. General and administrative expenses increased from $245,353 to $300,269, or 22.4% compared to the prior year. The increase is primarily due to increases in insurance cost, rent, and a new service center in Detroit. The Company incurred $48,984 of research and development expense in 2001 compared to $17,097 in the current year. The Company's R&D expenditures will continue to be low until the Company's financial condition improves.

     Primarily as a result of the foregoing, operating loss increased by $184,491 from $92,752 in 2001 to an operating loss of $277,244 in 2002.

     The net interest expense decreased from $42,916 to $4,497 primarily due to higher lender interest payments in 2001; no such bank loan was outstanding for the current quarter.

     The Company did not recognize any tax benefits in 2002 and 2001 for its current loss as all prior taxes were recognized in the previous financial statements and utilization of operating loss carryforwards in the future are not assured to be realized.

     Primarily due to the decreased profit margin on sales and increased general and administrative expenses in 2002 as described above the Company incurred a net loss of $281,741 in 2002 compared to net loss of $135,668 in 2001.

Backlog. Backlog consists of all amounts contracted to be paid by customers but not yet recognized as net revenues by the Company. At February 28, 2002, the Company had a backlog of approximately $2,000,000 compared to approximately $2,980,000 one year earlier.

Liquidity and Capital Resources

     The Company experiences needs for external sources of financing to support its working capital, capital expenditures and acquisition requirements when such requirements exceed its cash generated from operations in any particular fiscal period. The amount and timing of external financing requirements depend significantly upon the nature, size, number and timing of projects and contractual billing arrangements with customers relating to project milestones. Historically the Company has relied upon bank financing under a revolving working capital facility, as well as long-term debt and capital leases and proceeds of its public offerings, and private offerings, to satisfy its external financing needs. Currently the Company relies on financing through operating cash flows.

     During the three months ended February 28, 2002 net cash used by operating activities was $268,732. At February 28, 2002 the Company had a working capital deficit of $147,598. Due to cash flow shortages, the Company had delayed payments to vendors of approximately $290,000.

     The Company has been operating under adverse liquidity conditions due to a deficit and negative working capital as described in note 5. The current accounts payable balance to Netzler and Dahlgren is approximately $250,000. The Company receivables were pledged to Netzler and Dahlgren to secure its note receivable from the Company in exchange for the security interest it previously had in the office property. Such pledge is to remain in place until its note is paid in full.

     Netzler & Dahlgren has indicated to the Company that Netzler & Dahlgren's financial exposure to the Company must be reduced by timely payment of the current note. To ensure prompt payments, the Company must remain profitable or raise additional equity and/or debt to refinance the Note. In the first quarter of 2002, the Company began paying vendors on a deferred basis to meet its obligation to Netzler & Dahlgren on the note payable and retain its license agreement.

     There are no assurances that the deficiency in the cash flow will not reoccur. The Company has been exploring the possibility of raising additional equity capital or subordinated debt, either directly or possibly through a business combination, in order to improve its financial position and have the working capital to address potential growth opportunities. There can be no assurances that the Company will be successful in maintaining its profitability or raising the additional capital or subordinated debt that may be necessary for the Company's operations. The Company's ability to continue as a going concern would be adversely affected if the Company is not able to improve its working capital and liquidity.

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

                                        NDC AUTOMATION, INC.
                                           (Registrant)







                                        BY: /s/ Claude Imbleau
                                            ------------------------------------
                                        Claude Imbleau
                                        President, CEO, CFO

                                        BY: /s/ Beverly Love
                                            ------------------------------------
                                        Beverly C. Love
                                        Controller, Chief Accounting Officer

Date:  April 12, 2002
       --------------

                                  EXHIBIT INDEX

The following documents are included in this Form 10-QSB as an Exhibit:

               Designation Number
Exhibit        Under Item 601 of                                        Page
Number         Regulation S-K           Exhibit Description             Number
--------------------------------------------------------------------------------

(A) Exhibits:
-------------