Form 10QSB
period 2002-05-31
NDC AUTOMATION INC
filed 2002-07-12
CIK 859621

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             May 31, 2002
--------------------------------------------------------------------------------

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

               NDC Automation, Inc. d/b/a/ Transbotics Corporation
--------------------------------------------------------------------------------
   (Former name, former address, and former fiscal year, if changed since last report)

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

    As of June 30, 2002, there were 3,586,451 shares of common stock outstanding.

    Transitional Small Business Disclosure Format (Check one):
      Yes___; No X
                 ---

                                    I N D E X

                                                                          Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

           Condensed Balance Sheets
              May 31, 2002 (Unaudited) and November 30, 2001                 3-4

           Condensed Statements of Operations
               Three and Six months ended May 31, 2002 and May 31, 2001
               (Unaudited)                                                    5

           Condensed Statements of Cash Flows
              Six months ended May 31, 2002 and May 31, 2001
              (Unaudited)                                                     6

           Notes to Condensed  Financial Statements                          7-9

Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          10-15


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                   16

Item 2.   Changes in Securities and use of proceeds                           16

Item 3.   Defaults Upon Senior Securities                                     16

Item 4.   Submission of Matters to a Vote of Security Holders                 16

Item 5.   Other Information                                                   16

Item 6.   Exhibits and Reports on Form 8-K                                    16

          (a) Exhibits -- Press Releases and other Exhibits                   16
          (b) Reports on Form 8-K                                             16

SIGNATURES                                                                    17

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                             Transbotics Corporation

                            CONDENSED BALANCE SHEETS

                                               May 31,     November 30,
                                                2002           2001
                                             (Unaudited)
----------------------------------------------------------------------
  ASSETS (Note 4)

CURRENT ASSETS
 Cash and cash equivalents                   $   124,820   $   427,288
 Accounts receivables, net                       448,456       858,985
 Inventories                                     325,242       262,542
 Costs and estimated earnings in excess of
    billings on uncompleted contracts            129,232       248,074
 Prepaid expenses and other assets                19,444        25,555

----------------------------------------------------------------------
     Total current assets                    $ 1,047,194   $ 1,822,444
----------------------------------------------------------------------

NONCURRENT DEPOSITS                          $    28,854   $    28,854
----------------------------------------------------------------------

PROPERTY AND EQUIPMENT
 Furniture, fixtures and office equipment,       147,112   $   140,378
 Machinery and equipment                          93,237        89,805
----------------------------------------------------------------------
                                             $   240,349   $   230,183

 Less accumulated depreciation                   120,347        96,644
----------------------------------------------------------------------
                                             $   120,002   $   133,539
----------------------------------------------------------------------

                                             $ 1,196,050   $ 1,984,837
======================================================================

Note: The Condensed Balance sheet at November 30, 2001 has been taken from the Audited Financial Statements at that date.

See Notes to Condensed Financial Statements

                                                                   May 31,        November 30,
                                                                    2002              2001
                                                                 (Unaudited)
------------------------------------------------------------------------------------------------
  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long- term debt (Note 4)                $     73,235      $   178,739
  Accounts payable and accrued expenses;                             762,505        1,160,072
  Billings in excess of costs and estimated
        earnings on uncompleted contracts                            346,860          356,069
  Income tax payable                                                       -            3,053
------------------------------------------------------------------------------------------------
           Total current liabilities                            $  1,182,600      $ 1,697,933
------------------------------------------------------------------------------------------------
LONG-TERM DEBT (Note 4)                                         $          -      $         -

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, par value $.01 per share
        authorized 1,000,000 shares; no shares issued           $          -      $         -
  Common stock, par value $.01 per share;
          11,000,000 shares authorized
          at 2002 and 2001; 3,586,451 shares
          were issued at 2002 and 2001                                35,864           35,864
  Additional paid-in capital                                       4,260,236        4,260,236
  Accumulated deficit                                             (4,282,650)      (4,009,196)
------------------------------------------------------------------------------------------------

                                                                $     13,450      $   286,904
------------------------------------------------------------------------------------------------
                                                                $  1,196,050      $ 1,984,837
================================================================================================

                             Transbotics Corporation

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               Three Months Ended                Six Months Ended
                                                              May 31,       May 31,            May 31,       May 31,
                                                               2002          2001               2002          2001
-------------------------------------------------------------------------------------------------------------------------
Net revenues                                                 $ 1,198,051  $ 1,700,665        $  2,143,214  $  2,870,057
Cost of goods sold                                               723,174      909,655           1,484,191     1,688,512
-------------------------------------------------------------------------------------------------------------------------
  Gross profit                                               $   474,877  $   791,010        $    659,023  $  1,181,545
-------------------------------------------------------------------------------------------------------------------------

Net gain from sale of real property (Note 5)                 $         -  $   581,023        $          -  $    581,023
-------------------------------------------------------------------------------------------------------------------------

Operating expenses:
  Selling                                                    $   159,926  $   161,077        $    303,950  $    350,027
  General and administrative                                     296,169      337,343             596,438       582,696
  Research and development                                         7,357       24,628              24,454        73,612
-------------------------------------------------------------------------------------------------------------------------
                                                             $   463,452  $   523,048        $    924,842  $  1,006,335
-------------------------------------------------------------------------------------------------------------------------
     Operating income (loss)                                 $    11,425  $   848,985        $   (265,819) $    756,233
-------------------------------------------------------------------------------------------------------------------------

Net interest (expense):                                      $    (3,138) $    (9,966)       $     (7,635) $    (52,882)
-------------------------------------------------------------------------------------------------------------------------

Income (loss) before income taxes                            $     8,287  $   839,019        $   (273,454) $    703,351

Federal and state income taxes  (Note 2)                               -            -                   -             -
-------------------------------------------------------------------------------------------------------------------------

     Net Income (loss)                                       $     8,287  $   839,019        $   (273,454) $    703,351
=========================================================================================================================
Weighted average number of common
  shares outstanding                                           3,586,451    3,586,451           3,586,451     3,586,451
-------------------------------------------------------------------------------------------------------------------------
Income (loss) per common share - basic                       $      0.00  $      0.23        $      (0.08) $       0.20
Income (loss) per common share - diluted                     $      0.00  $      0.23        $      (0.08) $       0.20

=========================================================================================================================

Dividends per common share                                   $         -  $         -        $          -  $          -
=========================================================================================================================

See Notes to the Condensed Financial Statements

                             Transbotics Corporation

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Six Months Ended
                                                                    May 31,       May 31,
                                                                     2002           2001
---------------------------------------------------------------------------------------------

NET CASH USED IN
     OPERATING  ACTIVITIES                                       $  (163,689)   $   (67,210)
---------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of property and equipment                $        --    $ 1,603,825
     Purchase of property and equipment                              (10,166)       (25,465)
---------------------------------------------------------------------------------------------

            NET CASH PROVIDED BY (USED IN)
              INVESTING ACTIVITIES                               $   (10,166)   $ 1,578,360
---------------------------------------------------------------------------------------------

CASH FLOW FROM FINANCING ACTIVITIES
     Net borrowings (payments) on revolving credit  agreement    $        --    $  (293,082)
     Principal payments on long-term borrowings                     (105,504)    (1,071,629)
---------------------------------------------------------------------------------------------

            NET CASH USED IN
              FINANCING ACTIVITIES                               $  (105,504)   $(1,364,711)
---------------------------------------------------------------------------------------------
     Effect of foreign currency exchange rates changes
       on cash and cash equivalents                              $   (23,109)   $    16,445
---------------------------------------------------------------------------------------------
     Increase (decrease) in cash and cash equivalents            $  (302,468)   $   162,884

     Cash and cash equivalents:

        Beginning                                                    427,288          4,767
---------------------------------------------------------------------------------------------
        Ending                                                   $   124,820    $   167,651
=============================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash payments for:
        Interest                                                 $     7,635    $    62,910

=============================================================================================

See Notes to the Condensed Financial Statements

                             TRANSBOTICS CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.

The unaudited internal condensed financial statements and related notes have been prepared by Transbotics Corporation (the "Company"), without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at May 31, 2002, and for all periods presented, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended November 30, 2001. The results of operations for the six months ended May 31, 2002 are not necessarily indicative of the operating results for the full year ending November 30, 2002.

Note 2. Income Taxes

The Company did not recognize any income tax benefits (expense) in 2001 for its gain and in 2002 for its current income as all prior taxes were recognized in the previous financial statements and utilization of operating loss carryforwards in the future are not assured to be realized.

Note 3. Earnings (loss) per common share:

The Company adopted Statement of Financial Accounting Standards No. 128 (SFAS No.128) Earnings Per Share, which supersedes APB Opinion No. 15. SFAS No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants, and convertible securities, outstanding that trade in a public market. Basic per share amounts are computed, generally, by dividing net income or loss by the weighted-average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is antidilutive, thereby reducing a loss or increasing the income per common share. The Company had options outstanding at May 31, 2002 and May 31, 2001 to purchase a total of 93,500 and 90,617 shares of common stock, respectively, at a weighted-average exercise price of varying amounts. The inclusion of those potential common shares in the calculation of diluted loss per share would have an antidilutive effect. Therefore, basic and diluted loss per share amounts are the same in 2002 and 2001.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 4. Pledged Assets, Note Payable, Bank and Long-Term Debt


Long-term debt consists of the following at May 31, 2002:

On July 1, 2002 an agreement with Netzler & Dahlgren Co. AB to extend the maturity date of note payable to November 30, 2002, based on a 9.0% fixed rate.
Balance to be repaid in consecutive monthly principal payments of 121,730
Swedish Krona starting July 31, 2002, or approximately US$12,206 depending on the exchange rate at time of payment, plus interest with a final principal installment of 243,460 Swedish Krona on November 30, 2002, or approximately
US$24,411 depending on the exchange rate at time of payment, plus interest.
The note is collaterized by the Company's accounts receivable.                         73,235
----------------------------------------------------------------------------------------------


Less current maturities:                                                               73,235
----------------------------------------------------------------------------------------------
                                                                                    $      --
==============================================================================================

(1) The prime rate at May 31, 2002 was 4.75%

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 5. Sale of land and building

The Company closed on the sale of the land and building in March 2001 for $1,600,000 and realized a gain of $581,023 after deducting moving expenses of approximately $30,000. Proceeds from the sale were used to retire the debt from the mortgage and the Company's bank credit line. The pay off of the credit line permitted the termination of Netzler & Dahlgren's Letter of Credit issued to the bank to secure payment of credit line. NDCA also applied approximately $80,000 from the sale proceeds against current payables to Netzler & Dahlgren. Further, the Company receivables will be pledged to Netzler and Dahlgren to secure its note receivable from the Company in exchange for security it had in the building until its note is paid in full.

To replace its existing facility, the company entered into a five year lease agreement at 3400 Latrobe Drive for a 13,000 square foot facility costing approximately $11,000 per month.

Note 6. Continued operations

In the past years the Company has suffered operating losses. This has left the Company with a deficit and negative working capital. Due to the losses, lender contacts have indicated that the Company will need to show consistent profitability for a year to reestablish a line of credit. This issue raises substantial doubt about the Company's ability to continue as a going concern. The Company's cash flow during the second quarter of 2002 has not allowed the Company to pay its note payable to Netzler & Dahlgren on time, but was able to extend the note payable to November 30, 2002 (see note 4 ). In the event Netzler & Dahlgren stops shipping to the Company due to late payments, its ability to continue as a going concern would be adversely affected.

    Management has taken the following actions in an attempt to increase revenues and minimize losses.

..   Establish and develop strategic alliances with selected customers
..   Pursue AGV system business in selected market niches
..   Grow the distribution business by adding new supplementary products
..   Expand the aftermarket sales business
..   Reduce operating expenses

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

================================================================================


RESULTS OF OPERATIONS

     The table below shows (a) the relationship of income and expense items relative to net revenues, and (b) the change between the comparable prior period and current period, for the three-month and six-month periods ended May 31, 2002 and 2001, respectively. This table should be read in the context of the Company's condensed statements of income presented elsewhere herein:

                                                                                              Percentage of Change
                                                                                           Period to Period Increase
                                                Percentage of Net Revenues                        (Decrease)
---------------------------------------------------------------------------------------------------------------------
                                                                                             Three
                                                                                             Months       Six Months
                                          Three Months                 Six Months            Ended          Ended
                                             Ended                       Ended               May 31,       May 31,
                                     May 31,       May 31,       May 31,      May 31,       2001 to        2001 to
                                       2002          2001          2002        2001           2002           2002
                                        %             %             %            %             %              %
---------------------------------------------------------------------------------------------------------------------
 Net Revenues                          100.0            100.0       100.0          100.0      (29.6)        (25.3)
 Cost of Goods Sold                     60.4             53.5        69.3           58.8      (20.5)        (12.1)
---------------------------------------------------------------------------------------------------------------------

 Gross Profit                           39.6             46.5        30.7           41.2      (40.0)        (44.2)
---------------------------------------------------------------------------------------------------------------------

 Net gain on sale of real property         -             34.2           -           20.2     (100.0)       (100.0)
---------------------------------------------------------------------------------------------------------------------
 Operating expenses:
 Selling                                13.3              9.5        14.2           12.2       (0.7)        (13.2)
 General and administrative             24.7             19.8        27.8           20.3      (12.2)          2.4
 Research and development                 .6              1.5         1.1            2.6      (70.1)        (66.8)
---------------------------------------------------------------------------------------------------------------------
                                        38.6             30.8        43.1           35.1      (11.4)         (8.1)
---------------------------------------------------------------------------------------------------------------------

 Operating income (loss)                 1.0             49.9       (12.4)          26.3      (98.7)            *

 Net interest expense:                  (0.3)            (0.6)       (0.4)          (1.9)     (68.5)        (85.6)
---------------------------------------------------------------------------------------------------------------------

 Income (loss) before income taxes        .7             49.3       (12.8)          24.4      (99.0)            *

 Federal  and state  income  taxes
 (benefit)                                 -                -           -              -          -             -
---------------------------------------------------------------------------------------------------------------------

 Net Income (loss)                        .7             49.3       (12.8)          24.4      (99.0)            *
=====================================================================================================================

* Because the data changes from negative to positive, or from positive to negative, the percentage of change is not meaningful.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

================================================================================

Quarter ended May 31, 2002 compared to the Quarter Ended May 31, 2001

     Net revenues decreased by $502,614 or 29.6% from $1,700,665 in the earlier period to $1,198,051 in the latter period. The decrease is primarily due to the decreased project AGV system sales compared to the prior year.

     Cost of goods sold decreased from $909,655 to $723,174 or 20.5% due primarily to decreased revenues in the current year compared to the prior year. As a percentage of net revenues, cost of goods sold increased to 60.4% compared to 53.5% in 2001 due primarily to lower margins on technology components. Gross profit decreased by $316,133 or 40.0% from $791,010 to $474,877, while gross profit as a percentage of net revenues decreased to 39.6% from 46.5% due to the same factor.

     The Company closed on the sale of its land and building in March 2001 for $1,600,000 and realized a gain of $581,023 after deducting moving expenses of approximately $30,000 (see Note 5). In the new location, the Company combined all its operations for testing, development, manufacturing and distribution to improve its operating efficiencies. The Company had no such sale in 2002.

     Selling expenses decreased from $161,077 to $159,926 or .7%. General and administrative expenses decreased from $337,343 to $296,169, or 12.2% compared to the prior year due to across the board reductions. As a percentage of net revenues, general and administrative expenses increased from 19.8% to 24.7%.

     Primarily as a result of the foregoing, operating income decreased by $837,560 from an operating income of $848,985 in the earlier period to an operating income of $11,425 in the latter period.

     Net interest expense decreased from $9,966 to $3,138, a decrease of $6,828. Lower borrowing in the current year compared to the prior year resulted in the significant decline.

     The Company did not recognize any tax benefits in 2002 and 2001 for its current income as all prior taxes were recognized in the previous financial statements. Utilization of operating loss carryforwards in the future are not assured to be realized.

     Primarily due to lower net revenues and lower gross profit on revenues and the sale of the land and building as described above, the Company earned a net income of $8,287 in the three months ended 2002 compared to a net income of $839,019 in same period of 2001.

Backlog. Backlog consists of all amounts contracted to be paid by customers but not yet recognized as net revenues by the Company. At May 31, 2002, the Company had a backlog of approximately $1,590,000 compared to approximately $1,670,000 one year earlier. Quoting activity for the Company remains good, but there can be no assurances that such activity will result in firm business for the Company.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

================================================================================

Six Months Ended May 31, 2002 compared to Six Months Ended May 31, 2001

    Net revenues decreased by $726,843, or 25.3%, from $2,870,057 in the earlier period to $2,143,214 in the latter period. The decrease is primarily due to the decreased project AGV system sales compared to the prior year.

    Cost of goods sold decreased from $1,688,512 to $1,484,191, or 12.1%, due primarily to higher cost on purchases and lower revenues in the current year compared to the prior year. As a percentage of net revenues, cost of goods sold increased from 58.8% to 69.3%. Gross profit decreased by $522,522, or 44.2%, from $1,181,545 to $659,023, while gross profit as a percentage of net revenues decreased from 41.2% to 30.7%.

    The Company closed on the sale of its land and building in March 2001 for $1,600,000 and realized a gain of $581,023 after deducting moving expenses of approximately $30,000 (see Note 5). In the new location, the Company is combining all its operations for testing, development, manufacturing and distribution to improve its operating efficiencies.

    Selling expenses decreased from $350,027 to $303,950 in 2002 primarily due to lower personnel cost. General and administrative expenses increased from $582,696 to $596,438, or 2.4% compared to the prior year. The Company continued to invest in the development of new AGV products to expand its product line in the current year. Investments were significantly less in the current year compared to the prior year due to present cash flow constraints.

    Primarily as a result of the foregoing, the operating loss for the period was $265,819 compared to an operating income of $756,233 the prior year.

    Net interest expense decreased from $52,882 to $7,635, a decrease of 85.6 %. The repayment of the mortgage loan and line of credit in March 2001 significantly lowered the borrowings compared to the prior year resulting in the decline in interest expense.

    The Company did not recognize any tax benefits (expense) in 2002 and 2001 for its current loss (income) as all prior taxes were recognized in the previous financial statements. Utilization of operating loss carryforwards in the future are not assured to be realized.

    Primarily due to the sale of the land and building, lower revenues and gross profit as described above, the Company's net income decreased by $976,805 from a net income of $703,351 in the six month ended 2001 to a net loss of $273,454 in the same period of 2002.

Liquidity and Capital Resources

    The Company experiences needs for external sources of financing to support its working capital, capital expenditures and acquisition requirements when such requirements exceed the cash generated from operations in any particular fiscal period. The amount and timing of external financing requirements depend significantly upon the nature, size, number and timing of projects and contractual billing arrangements with customers relating to project milestones. Historically, the Company has relied upon bank financing under a revolving working capital facility as well as long-term debt and capital leases and proceeds of its public and private offerings to satisfy its external financing needs. Currently the Company relies on its operating cash flows for its operations.

    During the six months ended May 31, 2002 net cash used by operating activities was $163,689. At May 31, 2002 the Company had a working capital deficit of $135,406. Due to cash flow shortages, the Company had delayed payments to vendors of approximately $290,000.

    The Company has been operating under adverse liquidity conditions due to a deficit and negative working capital as described in note 6. The current accounts payable balance to Netzler & Dahlgren at May 31, 2002 was approximately $225,000. The Company receivables were pledged to Netzler & Dahlgren to secure its note receivable from the Company, such note having a principal balance of $73,235 at May 31, 2002 ("the N & D note") in exchange for the security interest previously held by Netzler & Dahlgren in the office property. Such pledge is to remain in place until the N & D note is paid in full.

    Netzler & Dahlgren has indicated to the Company that Netzler & Dahlgren's financial exposure to the Company must be reduced by timely payment of the N & D note. To ensure prompt payments, the Company must remain profitable or raise additional equity and/or debt to refinance the N & D note. In the first quarter of 2002, the Company began paying vendors on a deferred basis to meet its obligation to Netzler & Dahlgren on the note payable and retain its license agreement. During the second quarter the Company continued to pay vendors on a deferred basis and could not meet its obligations on the note payable to Netzler & Dahlgren. Should Netzler and Dahlgren demand for payment of: the note the Company stands to lose its license agreement. On July 1, 2002 Netzler & Dahlgren agreed on extending the maturity date of the N & D note to November 30, 2002 with interest accruing at nine percent ("9 %"). If the Company is unable to satisfy these obligations with Netzler & Dahlgren, it risks termination of its license agreement with Netzler & Dahlgren.

    There are no assurances that the deficiency in the cash flow will not continue. The Company continues exploring the possibility of raising additional equity capital or subordinated debt, either directly or possibly through a business combination, in order to improve its financial position and have the working capital to address potential growth opportunities. There can be no assurances that the Company will be successful in maintaining its profitability or raising the additional capital or subordinated debt that may be necessary for the Company's operations. The Company's ability to continue as a going concern would be adversely affected if the Company were not able to improve its working capital and liquidity.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

          None.

Item 2.   Changes in Securities and use of proceeds
             .

          None

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

    (a) The annual meeting of shareholders of the Company was held on May 10, 2002.

    (b)   The following individuals were elected directors of the Company:

          Claude Imbleau
          Bruce E. Wise
          Richard Schofield
          Raymond O. Gibson

    (c)   Other matters voted upon and voting were as follows:

    (i) Ratification of the selection of McGladrey & Pullen, LLP by the Board of Directors as the Company's independent auditors.

                          For                Abstain          Against
                          ---                -------          -------
                       3,233,397             5,975             18,495

    (ii)  Ratification of the 2001 Employee stock option plan

                          For                Abstain          Against
                          ---                -------          -------
                       2,172,532            1,024,953          58,782

    (iii) Ratification of the name change from NDC Automation, Inc. to Transbotics Corporation

                          For                Abstain          Against
                          ---                -------          -------
                       3,242,570             6,437             8,860

Item 5. Other Information

          None.

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits -

             Press Releases:

             1.   Announcement of new order for food & beverage industry

        (b)  Reports on Form 8-K

             None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Transbotics Corporation
                                                    (Registrant)


                                             BY:       /s/ Claude Imbleau
                                               ---------------------------------
                                             Claude Imbleau
                                             President & CEO

                                             BY:       /s/ Beverly Love
                                               ---------------------------------
                                             Beverly Love
                                             Controller

Date: July 12, 2002

                                  EXHIBIT INDEX

The following documents are included in this Form 10-QSB as an Exhibit:

                    Designation Number
Exhibit             Under Item 601 of                                      Page
Number              Regulation S-K        Exhibit Description             Number
--------------------------------------------------------------------------------

(A) Exhibits:
-------------
1.                          99.1          Announcement of new order         19