Form 10QSB
period 2002-08-31
NDC AUTOMATION INC
filed 2002-10-15
CIK 859621

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          August 31, 2002
-------------------------------------------------------------------------------


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from            to
-------------------------------------------------------------------------------

Commission file number                 0-18253
-------------------------------------------------------------------------------


                             Transbotics Corporation
-------------------------------------------------------------------------------

        (Exact name of small business issuer as specified in its charter)

   Delaware                                     56-1460497
-------------------------------------------------------------------------------

(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

3400 Latrobe Drive, Charlotte, North Carolina           28211
-------------------------------------------------------------------------------

(Address of principal executive offices)

(704) 362-1115
-------------------------------------------------------------------------------

(Issuer's telephone number)

N/A
-------------------------------------------------------------------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

       As of August 31, 2002, there were 3,586,451 shares of common stock outstanding.

           Transitional Small Business Disclosure Format (Check one):
                                  Yes___; No X
                                       ---

                                    I N D E X


                                                                           Page
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Balance Sheets
              August 31, 2002 (Unaudited) and November 30, 2001            3- 4

          Condensed Statements of Operations
              Three and Nine months ended August 31, 2002 and August 31, 2001
               (Unaudited)                                                     5

          Condensed Statements of Cash Flows
              Nine months ended August 31, 2002 and August 31, 2001
              (Unaudited)                                                      6

          Notes to Condensed  Financial Statements                        7 - 10

Item 2.   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                   11-14

Item 3.   Controls and Procedures                                             15


PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings                                               16

Item 2.       Changes in Securities and use of proceeds                       16

Item 3.       Defaults Upon Senior Securities                                 16

Item 4.       Submission of Matters to a Vote of Security Holders             16

Item 5.       Other Information                                               16

Item 6.       Exhibits and Reports on Form 8-K                                16

              (a)  Exhibits -- Press Releases and other Exhibits              16
              (b)  Reports on Form 8-K                                        16

SIGNATURES                                                                    17


                                                      PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
                                                         TRANSBOTICS CORPORATION

                                                        CONDENSED BALANCE SHEETS

                                                                                              August 31,          November 30,
                                                                                                 2002                 2001
                                                                                             (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------------

      ASSETS (Note 4)

CURRENT ASSETS
     Cash and cash equivalents                                                                       $ 80,978      $ 427,288
     Accounts receivables, net                                                                        562,588        858,985
     Inventories                                                                                      244,460        262,542
     Costs and estimated earnings in excess of
            billings on uncompleted contracts                                                         130,998        248,074
     Prepaid expenses and other assets                                                                 19,274         25,555

----------------------------------------------------------------------------------------------------------------------------------
                Total current assets                                                              $ 1,038,298    $ 1,822,444
----------------------------------------------------------------------------------------------------------------------------------
NONCURRENT DEPOSITS                                                                                  $ 28,854       $ 28,854
----------------------------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT
      Furniture, fixtures and office equipment,                                                     $ 155,410      $ 140,378
      Machinery and equipment                                                                          95,732         89,805
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                    $ 251,142      $ 230,183

       Less accumulated depreciation                                                                  133,967         96,644
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                    $ 117,175      $ 133,539
----------------------------------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                      $ 1,184,327    $ 1,984,837
==================================================================================================================================

Note: The Condensed Balance sheet at November 30, 2001 has been taken from the
           Audited Financial Statements at that date.

See Notes to Condensed Financial Statements


                                                                                              August 31,          November 30,
                                                                                                 2002                 2001
                                                                                             (Unaudited)
----------------------------------------------------------------------------------------------------------------------------------


      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current maturities of long- term debt (Note 4)                                                  $ 51,947      $ 178,739
     Accounts payable and accrued expenses;                                                           660,203      1,160,072
     Billings in excess of costs and estimated
              earnings on uncompleted contracts                                                       508,515        356,069
     Income Tax payable                                                                                     -          3,053
-----------------------------------------------------------------------------------------------------------------------------------
                Total current liabilities                                                         $ 1,220,665    $ 1,697,933
-----------------------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT (Note 4 )                                                                                  $ -            $ -
-----------------------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
       Preferred stock, par value $.01 per share
             authorized 1,000,000 shares; no shares issued                                                $ -            $ -
       Common stock, par value $.01 per share;
                11,000,000 shares authorized
                at 2002 and 2001; 3,586,451 shares
               issued at 2002 and  2001                                                                35,864         35,864
       Additional paid-in capital                                                                   4,260,236      4,260,236
       Accumulated deficit                                                                         (4,332,438)    (4,009,196)

-----------------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)                                                                $ (36,338)     $ 286,904

-----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                              $ 1,184,327     $ 1,984,837
===================================================================================================================================


                                                            TRANSBOTICS CORPORATION


                                                       CONDENSED STATEMENTS OF OPERATIONS
                                                                  (Unaudited)

                                                                        Three Months Ended                Nine Months Ended
                                                                   August 31,        August 31,      August 31,       August 31,
                                                                      2002              2001            2002              2001
------------------------------------------------------------------------------------------------------------------------------------

Net revenues                                                          $ 1,167,541       $ 1,319,630   $ 3,310,755   $ 4,189,687
Cost of goods sold                                                        806,398           892,958     2,290,589     2,581,470
-----------------------------------------------------------------------------------------------------------------------------------
    Gross profit                                                        $ 361,143         $ 426,672   $ 1,020,166   $ 1,608,217
-----------------------------------------------------------------------------------------------------------------------------------

Net gain from sale of real property (Note 5)                                  $ -               $ -           $ -     $ 581,023
-----------------------------------------------------------------------------------------------------------------------------------

Operating expenses:
      Selling                                                            $ 97,767         $ 139,444     $ 401,717     $ 489,471
      General and administrative                                          253,023           315,576       849,461       898,272
      Research and development                                             56,263             6,950        80,717        80,562
-----------------------------------------------------------------------------------------------------------------------------------
                                                                        $ 407,053         $ 461,970   $ 1,331,895   $ 1,468,305
-----------------------------------------------------------------------------------------------------------------------------------
            Operating income (loss)                                     $ (45,910)        $ (35,298)   $ (311,729)    $ 720,935

Net interest (expense):                                                  $ (3,878)         $ (5,477)    $ (11,513)    $ (58,359)
-----------------------------------------------------------------------------------------------------------------------------------

Income (Loss) before income taxes                                       $ (49,788)        $ (40,775)   $ (323,242)    $ 662,576

Federal and state income taxes  (Note 2)                                                      9,000             -         9,000
-----------------------------------------------------------------------------------------------------------------------------------
           Net Income ( Loss)                                           $ (49,788)        $ (49,775)   $ (323,242)    $ 653,576
===================================================================================================================================

Weighted average number of common
     shares outstanding                                                 3,586,451         3,586,451     3,586,451     3,586,451
-----------------------------------------------------------------------------------------------------------------------------------

Income (Loss) per common share - basic (Note 3)                           $ (0.01)          $ (0.01)      $ (0.09)       $ 0.18
Income (Loss) per common share - diluted (Note 3)                         $ (0.01)          $ (0.01)      $ (0.09)       $ 0.18

===================================================================================================================================
Dividends per common share                                                    $ -               $ -           $ -           $ -
===================================================================================================================================

See Notes to the Condensed Financial Statements


                             TRANSBOTICS CORPORATION


                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                  Nine Months Ended
                                                                                             August 31,          August 31,
                                                                                                2002                2001
--------------------------------------------------------------------------------------------------------------------------------

NET CASH USED IN
     OPERATING  ACTIVITIES                                                                   $ (176,275)         $ (138,811)
--------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from sale of property and equipment                                                  $ -         $ 1,603,825
      Purchase of property and equipment                                                        (20,958)            (32,406)
--------------------------------------------------------------------------------------------------------------------------------

                NET CASH PROVIDED BY (USED IN)
                     INVESTING ACTIVITIES                                                     $ (20,958)        $ 1,571,419
--------------------------------------------------------------------------------------------------------------------------------

CASH FLOW FROM FINANCING ACTIVITIES
        Net borrowings (payments) on revolving credit  agreement                                    $ -          $ (293,082)
        Principal payments on long-term borrowings                                             (126,792)         (1,129,668)

--------------------------------------------------------------------------------------------------------------------------------

                NET CASH USED IN
                     FINANCING ACTIVITIES                                                    $ (126,792)       $ (1,422,750)
--------------------------------------------------------------------------------------------------------------------------------
       Effect of foreign currency exchange rates changes
          on cash and cash equivalents                                                        $ (22,285)            $ 4,505
--------------------------------------------------------------------------------------------------------------------------------
       Increase (decrease) in cash and cash equivalents                                      $ (346,310)           $ 14,363

      Cash and cash equivalents:

           Beginning                                                                            427,288               4,767
-------------------------------------------------------------------------------------------------------------------------------
           Ending                                                                              $ 80,978            $ 19,130
===============================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Cash payments  for :
           Interest                                                                            $ 11,513            $ 70,479
           Income taxes                                                                             $ -                 $ -

===============================================================================================================================

See Notes to the Condensed  Financial Statements

                             TRANSBOTICS CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 1.


The unaudited internal condensed financial statements and related notes have been prepared by Transbotics Corporation (the "Company"), without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at August 31, 2002, and for all periods presented, have been made.


Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended November 30, 2001. The results of operations for the nine months ended August 31, 2002 are not necessarily indicative of the operating results for the full year.



Note 2.  Income Taxes


The Company did not recognize any income tax expense in 2001 for its gain or any income tax benefits in 2002 for its current loss. Utilization of operating loss carryforwards in the future are not assured to be realized.


Note 3.  Earnings (loss) per common share:

The Company has adopted Statement of Financial Accounting Standards No. 128 (SFAS No.128) Earnings Per Share, which supersedes APB Opinion No. 15. SFAS No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants, and convertible securities, outstanding that trade in a public market. Basic per share amounts are computed, generally, by dividing net income or loss by the weighted-average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is antidilutive, thereby reducing a loss or increasing the income per common share. The Company had options outstanding at August 31, 2002 and August 31, 2001 to purchase a total of 93,500 and 90,617 shares of common stock, respectively, at a weighted-average exercise price of varying amounts. The inclusion of those potential common shares in the calculation of diluted loss per share would have an antidilutive effect. Therefore, basic and diluted loss per share amounts are the same in 2002 and 2001.


Note 4. Pledged Assets, Note Payable, Bank and Long-Term Debt:

On July 1, 2002 an agreement was reached with Netzler and Dahlgren Co. AB to extend the maturity date of a Company note then due and owing to November 30, 2002, based on 730,380 Swedish Krona or approximately US$74,990 under the note and a 9% fixed rate. The principal amount of the note is payable in consecutive monthly principal payments of 121,730 Swedish Krona starting July 31, 2002, or approximately US$12,206 depending on the exchange rate at time of payment, plus interest with a final principal installment of 243,460 Swedish Krona on November 30, 2002, or approximately US$24,411 depending on the exchange rate at time of payment, plus interest. The note is collaterized by the Company's accounts receivable. The principal balance of the note on August 31, 2002 was $51,948.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 5.  Sale of land and building

The Company closed on the sale of the land and building for the principal offices in March 2001 for $1,600,000 and realized a gain of $581,023 after deducting moving expenses of approximately $30,000. Proceeds from the sale were used to retire the mortgage debt on the property and the Company's bank credit line. The pay off of the credit line permitted the termination of the Netzler & Dahlgren letter of credit to the bank. The Company also applied approximately $80,000 from the sale proceeds against current payables to Netzler & Dahlgren. Further, the Company's receivables are pledged to Netzler and Dahlgren to secure its note receivable from the Company until its note is paid in full.

To replace its existing facility, the Company entered into a five year lease agreement at 3400 Latrobe Drive for a 13,000 square foot facility costing approximately $11,000 per month.

Note 6.  Continued operations

In the past years the Company has suffered operating losses. This has left the Company with an equity deficit and negative working capital. Due to the losses, lender contacts have indicated that the Company will need to show consistent profitability for a year to reestablish a line of credit. This issue raises substantial doubt about the Company's ability to continue as a going concern. The Company's cash flow during the third quarter of 2002 did not improve compared to prior quarters. Therefore the Company continues to pay vendors slower than their normal terms. In the event Netzler & Dahlgren stops shipping to the Company due to late payments, there would be even further doubt about the Company's ability to continue as a going concern.

     Management has taken the following actions in an attempt to increase revenues and minimize losses.

-    Establish and develop strategic alliances with selected customers

-    Pursue AGV system business in selected market niches

-    Grow the distribution business by adding new supplementary products

-    Expand the aftermarket sales business

-    Reduce operating expenses

The Company continues to explore raising additional equity and/or debt to ensure the viability of its operations and potential growth opportunities

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

      Revenues from standard item sales are recognized upon shipment, while revenues from project sales are recognized under the "percentage of completion" method. Under this method, with respect to any particular customer contract, revenues are recognized as costs are incurred relative to each major component of the project. Although the percentage of completion method will ordinarily smooth out over time the net revenue and profitability of large projects, such method nevertheless subjects the Company's results of operations to substantial fluctuations dependent upon the progress of work on project components. Such components can differ markedly from one another in amount and in gross profit margin.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

================================================================================

     Strategy diversification: Management has taken the following actions in an attempt to increase revenues and minimize losses. To date such actions other than reducing operating expenses have not been successful. These approaches include the following:

-    Establish and develop strategic alliances with selected customers

-    Pursue AGV system business in selected market niches

-    Grow the distribution business by adding supplementary products

-    Expand the aftermarket sales business

-    Reduce operating expenses

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

       These forward-looking statements involve certain risk and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities:

a) Revenues from end user systems sales, new OEMs and new niches may be lower than expected or delayed.
b) The Company might be unable to raise the additional working capital needed, to finance the current business strategy, either directly or through a business combination.
c) General economic or business conditions, either nationally or in the markets in which the Company is doing business, may be less favorable than expected resulting in, among other things, a deterioration of market share or reduced demand for its products.

RESULTS OF OPERATIONS

           The table below shows (a) the relationship of income and expense items relative to net revenues, and (b) the change between the comparable prior period and current period, for the three-month and nine month periods ended August 31, 2002 and 2001, respectively. This table should be read in the context of the Company's condensed statements of income presented elsewhere herein:


                                                                                                       Percentage of Change Period
                                                                                                       to Period Increase(Decrease)
                                                           Percentage of Net Revenues
---------------------------------------- ----------------------------------------------------------- -------------------------------
                                                                                                     Three Months      Nine Months
                                                                                                     Ended August    Ended August
                                            Three Months                     Nine Months                 31,              31,
                                              Ended                            Ended
                                         August 31,      August 31,       August 31,      August 31,   2001 to 2002   2001 to 2002
                                              2002            2001             2002            2001              %              %
                                               %                %               %               %
---------------------------------- --------------- ---------------- --------------- --------------- ---------------- ---------------
Net Revenues                                100.0            100.0           100.0           100.0          (11.5)        (21.0)
Cost of Goods Sold                           69.1             67.7            69.2            61.6           (9.7)        (11.3)
---------------------------------- --------------- ---------------- --------------- --------------- ---------------- ---------------

Gross Profit                                 30.9             32.3            30.8            38.4          (15.4)        (36.6)
---------------------------------- --------------- ---------------- --------------- --------------- ---------------- ---------------

Net gain on sale of real property
                                                -                -               -            13.9             NA        (100.0)
---------------------------------- --------------- ---------------- --------------- --------------- ---------------- ---------------

Operating expenses:
Selling                                       8.4             10.6            12.1            11.7          (29.9)        (17.9)
General and administrative                   21.7             23.9            25.7            21.4          (19.8)         (5.4)
Research and development                      4.8               .5             2.4             1.9          709.5            .2
---------------------------------- --------------- ---------------- --------------- --------------- ---------------- ---------------
                                             34.9            35.0             40.2            35.0          (11.9)         (9.3)
---------------------------------- --------------- ---------------- --------------- --------------- ---------------- ---------------
Operating income (loss)                     (4.0)            (2.7)            (9.4)           17.3           (30.1)           *


Net interest expense:                       (0.3)            (0.4)            (.3)           (1.4)          (29.2)        (80.3)

---------------------------------- --------------- ---------------- --------------- --------------- ---------------- ---------------
Income (loss) before income taxes
                                            (4.3)            (3.1)           (9.7)            15.9          (22.1)            *

Federal and state income taxes
(benefit)                                       -               .7               -              .2         (100.0)       (100.0)
---------------------------------- --------------- ---------------- --------------- --------------- ---------------- ---------------

Net Income (loss)                           (4.3)            (3.8)           (9.7)            15.7                            *
================================== =============== ================ =============== =============== ================ ===============
*   Because the data changes from negative to positive, or from positive to negative, the percentage of change is not meaningful.

Quarter ended August 31, 2002 compared to the Quarter Ended August 31, 2001

     Net revenues decreased by $152,089 or 11.5% from $1,319,630 in the earlier period to $1,167,541 in the latter period. The decrease is primarily due to the decreased project AGV system sales compared to the prior year.

     Cost of goods sold decreased from $892,958 to $806,398 or 9.7% due primarily to lower revenues. As a percentage of net revenues, cost of goods sold increased to 69.1% compared to 67.7% in 2001. Gross profit decreased by $65,529 or 15.4% from $426,672 to $361,143, while gross profit as a percentage of net revenues decreased to 30.9% from 32.3%.

     Selling expenses decreased from $139,444 to $97,767 or 29.9% primarily due to lower personnel and travel expenses compared to the prior year. General and administrative expenses decreased from $315,576 to $253,023, or 19.8% compared to the prior year due to across the board reductions. As a percentage of net revenues, general and administrative expenses decreased from 23.9% to 21.7%. The Company continued to invest in the development of new products to expand its product line in the current quarter while limited investments were made in the comparable quarter in 2001.

     Primarily as a result of the foregoing, operating loss increased by $10,612 from an operating loss of $35,298 in the earlier period to an operating loss of $45,910 in the latter period.

     Net interest expense decreased from $5,477 to $3,878, a decrease of $1,599. Lower borrowing in the current year compared to the prior year resulted in the decline.

     The Company did not recognize any tax benefits in 2002 and 2001 for its current losses. Utilization of operating loss carryforwards in the future are not assured to be realized.

     Primarily due to lower revenues and decreased expenses as described above, the Company had a net loss of $49,788 in the three months ended 2002 compared to a net loss of $49,775 in same period of 2001.

Backlog. Backlog consists of all amounts contracted to be paid by customers but not yet recognized as net revenues by the Company. At August 31, 2002, the Company had a backlog of approximately $1,600,000 compared to approximately $2,060,000 one year earlier. Quoting activity for the Company remains good, but there can be no assurances that such activity will result in firm business for the Company.

Nine Months Ended August 31, 2002 compared to Nine Months Ended August 31, 2001

     Net revenues decreased by $878,932, or 21.0%, from $4,189,687, in the earlier period to $3,310,755 in the latter period. The decrease is primarily due to the decreased project AGV system sales and aftermarket revenues compared to the prior year.

     Cost of goods sold decreased from $2,581,470 to $2,290,589, or 11.3%, due primarily to lower revenues in the current year compared to the prior year. As a percentage of net revenues, cost of goods sold increased from 61.6% to 69.2% due to lower margins on product sales. Gross profit decreased by $588,051 or 36.6%, from $1,608,217 to $1,020,166, while gross profit as a percentage of net revenues decreased from 38.4% to 30.8%.

     The Company closed on the sale of its land and building in March 2001 for $1,600,000 and realized a gain of $581,023 after deducting moving expenses of approximately $30,000 (see Note 5). In the new location, the Company combined all its operations for testing, development, manufacturing and distribution to improve its operating efficiencies. The Company had no such sale in 2002.

     Selling expenses decreased from $489,471 to $401,717 in 2002 due to lower personnel and travel costs. General and administrative expenses decreased from $898,272 to $849,461, or 5.4% compared to the prior year, due to across the board reductions. The Company continued to invest in the development of new AGV products to expand its product line in the nine month period similar to such investments made in the comparable period in 2001.

     Primarily as a result of the foregoing, the operating loss for the period was $311,729 compared to an operating income of $720,935 the prior year.

     Net interest expense decreased from $58,359 to $11,513, a decrease of 80.3%. The repayment of the mortgage loan and line of credit in March 2001 significantly lowered the borrowings compared to the prior year resulting in the decline.

       The Company did not recognize any income tax expense in 2001 for its gain or any income tax benefits in 2002 for its current loss. Utilization of operating loss carryforwards in the future are not assured to be realized.

     Primarily due to the income from the sale of the land and building in 2001 and lower gross profit in 2002, offset in part by lower general and administrative expenses as described above, the Company's net income decreased by $976,818 from a net income of $653,576 in the nine months ended 2001 to a net loss of $323,242 in the same period of 2002.

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

       During the nine months ended August 31, 2002 net cash used in operating activities was $186,440. The Company continues to experience deficiency in its cash flow. At August 31,2002 approximately $290,000 of payables were not being paid according to the vendor terms.

              The Company has been operating under adverse liquidity conditions due to an equity deficit and negative working capital as described in note 6. The accounts payable balance to Netzler & Dahlgren at August 31, 2002 was approximately $180,000. In 2001, the Company's receivables were pledged to Netzler & Dahlgren to secure a note receivable from the Company, such note having a principal balance of $51,948 at August 31, 2002 ("the N & D note"), in exchange for the security interest previously held by Netzler & Dahlgren in the office property. Such pledge is to remain in place until the N & D note is paid in full.

         Netzler & Dahlgren has indicated to the Company that Netzler & Dahlgren's financial exposure to the Company must be reduced by timely payment of the N & D note. To ensure prompt payments, the Company must remain profitable or raise additional equity and/or debt to refinance the N & D note. In the first quarter of 2002, the Company began paying vendors on a deferred basis to meet its obligation to Netzler & Dahlgren on the note payable and retain its license agreement. During the second quarter, the Company continued to pay vendors on a deferred basis and could not meet its obligations on the note payable to Netzler & Dahlgren. On July 1, 2002 Netzler & Dahlgren agreed on extending the maturity date of the N & D note to November 30, 2002 with interest accruing at nine percent ("9 %"). The principal amount of the note is payable in consecutive monthly principal payments of 121,730 Swedish Krona which started July 31, 2002, or approximately US$12,206 depending on the exchange rate at time of payment, plus interest with a final payment installment of 243,460 Swedish Krona on November 30, 2002, or approximately $24,411 depending on the exchange rate at time of payment, plus interest. The Company met its obligations on the N & D note in the third quarter. If the Company is unable to satisfy these payment terms with Netzler & Dahlgren, it risks termination of its license agreement with Netzler & Dahlgren.

            There are no assurances that the deficiency in the cash flow will not continue. The Company continues exploring the possibility of raising additional equity capital or subordinated debt, either directly or possibly through a business combination, in order to improve its financial position and have the working capital to address potential growth opportunities. There can be no assurances that the Company will be successful in regaining its profitability or raising the additional capital or subordinated debt that may be necessary for the Company's operations. There is substantial doubt about the Company's ability to continue as a going concern if the Company is not able to improve its working capital and liquidity.

Item 3.   Controls and Procedures


                            CONTROLS AND PROCEDURES


     In connection with the preparation of this report, the Company's President and Chief Executive Officer has evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days of the filing of this report and has concluded that the Company's disclosure controls and procedures are suitable and effective for the Company, taking into consideration the size and nature of the Company's business and operations.

PART II.  OTHER INFORMATION



Item 1.   Legal Proceedings

          None.

Item 2.   Changes in Securities and use of proceeds

          None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders
          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits -
          Certification of each principal executive officer and principal financial officer

          Press Releases:

     1.   Announcement of becoming dealer for Richards-Wilcox, Inc.
     2.   Announcement of receipt of order for laser guided vehicle system
     3. Announcement of development of software program to improve Automatic Guided Vehicle System

     (b)  Reports on Form 8-K

     1. July 22, 2002 8K filing to report name change to Transbotics Corporation and trading symbol change to TNSB.

                                   SIGNATURES





In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                               Transbotics Corporation
                                                   (Registrant)




                                                BY:  /s/ Claude Imbleau
                                                --------------------------------
                                                Claude Imbleau
                                                President & CEO

                                                BY: /s/ Beverly Love
                                                --------------------------------
                                                Beverly Love
                                                Controller


Date: October 15, 2002

                                  EXHIBIT INDEX



The following documents are included in this Form 10-QSB as an Exhibit:


                       Designation Number
                       Under Item 601 of
Exhibit Number         Regulation S-K                                                                              Page Number
                                                 Exhibit Description
---------------------- ------------------------- ------------------------------------------------------------------------------


(A) Exhibits:

---------------------

1.                       99.1                    Certification  of  each  principal  executive  officer  and  principal      19
                                                 financial officer
2.                       99.2                    Announcement of becoming dealer for Richard Wilcox, Inc.                    20
3.                       99.3                    Announcement of receipt of order for laser guided vehicle system            21
4.                       99.4                    Announcement of development of software  program to improve  Automatic
                                                 Guided Vehicle System                                                       22

EXHIBIT 99.1



                                 CERTIFICATIONS


I, Claude Imbleau, certify that:


1.         I have reviewed this quarterly report on Form 10-QSB of Transbotics;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made. In light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report. Although the current quarterly financial statements were not reviewed by the Company's auditors;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date           10/15/02
          --------------------------------

               /s/ Claude Imbleau
          ---------------------------------
                     (Signature)
                 President and CEO
                 (principal executive officer and principal financial officer)

EXHIBIT 99.2

FOR IMMEDIATE RELEASE


Contacts:

Claude Imbleau                              Tommy Hessler
President & CEO                             Executive Vice President
(704) 362-1115 (x 200)                      (704) 362-1115 (x 101)
cimbleau@transbotics.com                    thessler@transbotics.com


Ryan Willis
Director of Marketing & Advertising
Business Development
(704) 362-1115 (x 207)
rwillis@transbotics.com


 Transbotics Becomes Dealer for Richards-Wilcox, Inc.

CHARLOTTE, NC July 26, 2002 - Transbotics Corporation, (OTC BB: TNSB) (www.transbotics.com), formerly NDC Automation, Inc., announced that they have become a dealer for Richards-Wilcox, Inc, a leading North American manufacturer of overhead power and free conveyors and associated parts.


"We are excited about this new relationship and the opportunities this will mean for Transbotics. Namely this will allow us to provide our customers with an additional component for material handling," stated Claude Imbleau, President of Transbotics Corporation. "Our initial focus will be to promote these new products in Detroit, Michigan through our service and support office. Ultimately, we will promote this to all of our customers in North America."

For over 20 years Transbotics Corporation has specialized in the design, development, support and installation of Automatic Guided Vehicles (AGVs), or transportation robots, with an emphasis on complete customer satisfaction. The Company is a leading North American supplier of Automatic Guided Vehicle Systems
(AGVS), system retrofits and upgrades, AGV controls technology, engineering services, AGV batteries, chargers and other related products. Transbotics' vehicles can be off-the-shelf or engineered-to-order. Each Transbotics vehicle uses leading-edge hardware, software, controls and components, including LazerWay(R) AGV control guidance that provides optimal flexibility and accuracy. Transbotics is committed to assisting its customers in increasing their material-handling efficiencies, thus boosting their bottom line.

Transbotics provides custom automation solutions to a variety of industries, including aerospace and defense, automotive, ceramics, chemical processing, food and beverage, newsprint and publishing, microelectronics, plastics, primary metals and recycling. Transbotics' current customers include Fortune 500 companies as well as small manufacturing companies.

EXHIBIT 99.3


FOR IMMEDIATE RELEASE


July 31, 2002

                                   TRANSBOTICS
                     ANNOUNCES RECEIPT OF PURCHASE ORDER FOR
                           LASER GUIDED VEHICLE SYSTEM


           Charlotte, NC, July 31, 2002, Transbotics Corporation (OTC Bulletin Board "TNSB.OB") www.transbotics.com announces receipt of a purchase order, from a diversified manufacturer, for a turnkey Lazerway(R) LGVS (Laser Guided Vehicle System) to be installed in North America. The order, totaling approximately $330,000, includes vehicles, controls hardware and software, engineering services and related equipment.

Transbotics specialty for over 20 years is Automatic Guided Vehicle (AGV) systems or Transportation Robots, with an emphasis on complete customer satisfaction through quality products and a professional staff. Transbotics provides consulting, engineering services and distributes an integrated package of controls technology for creating and servicing AGV systems, generally utilized in material handling applications. Transbotics locally distributes through its Distribution Group the AGV controls, motors, batteries, chargers as well as other related products. Additionally, through the Systems Group we provide turnkey AGV material handling solutions to end-users and to system integrators. The Laserway(R) AGV controls, hardware and software, are designed for optimal flexibility and accuracy and are well suited for a broad range of vehicle types. Our AGV vehicles and other products and services range from market unique standard off-the-shelf products, to engineered to order designs and solutions for optimal customer flexibility.



For further information contact:

Claude Imbleau, President CEO
704/362-1115

EXHIBIT 99.4

FOR IMMEDIATE RELEASE


Contacts:

Claude Imbleau
President & CEO
(704) 362-1115 (x 200)


Ryan Willis
Director of Marketing & Advertising
Business Development
(704) 362-1115 (x 207)
rwillis@transbotics.com


Transbotics Develops sysMAX, a Software Program Created to Improve Automatic Guided Vehicle System Performance

CHARLOTTE, NC August 5, 2002 - Transbotics Corporation, (OTC BB: TNSB) (www.transbotics.com), formerly NDC Automation, Inc., announced that they have just released sysMAX, a software program created to improve Automatic Guided Vehicle System Performance.

In an effort to improve overall performance of their Automatic Guided Vehicle Systems (AGVS) Transbotics has developed sysMAX, a comprehensive AGVS analysis tool. This program, which was developed by Transbotics new Detroit, MI office, allows Transbotics' staff to better analyze the system and share that data with customers. The program has a series of reports that can detail, per vehicle, scheduled maintenances, system errors such as false stops and any non-system errors. This software program was developed specifically for Daimler Chrysler who is currently using a twelve-vehicle system to transport engines in their Mack II Engine Plant. "sysMAX is proving to be a great tool for tracking the history of a vehicle and determining scheduled maintenances," said Claude Imbleau, president of Transbotics, Corporation. "The information this program provides allows us to be more proactive on behalf of our clients."

"This is just another example of how Transbotics has continued to exceed our expectations when it comes to our AGVS," said Dean Didion, Materials Manager, Daimler Chrysler. "We have been working with Transbotics for over three years now and have been more than pleased with their competence and experience related to Automatic Guided Vehicles."

For over 20 years Transbotics Corporation has specialized in the design, development, support and installation of Automatic Guided Vehicles (AGVs), or transportation robots, with an emphasis on complete customer satisfaction. The Company is a leading North American supplier of Automatic Guided Vehicle Systems
(AGVS), system retrofits and upgrades, AGV controls technology, engineering services, AGV batteries, chargers and other related products. Transbotics' vehicles can be off-the-shelf or engineered-to-order. Each Transbotics vehicle uses leading-edge hardware, software, controls and components, including LazerWay(R) AGV control guidance that provides optimal flexibility and accuracy. Transbotics is committed to assisting its customers in increasing their material-handling efficiencies, thus boosting their bottom line.

Transbotics provides custom automation solutions to a variety of industries, including aerospace and defense, automotive, ceramics, chemical processing, food and beverage, newsprint and publishing, microelectronics, plastics, primary metals and recycling. Transbotics' current customers include Fortune 500 companies as well as small manufacturing companies.