Form 10KSB
period 2002-11-30
TRANSBOTICS CORP
filed 2003-03-12
CIK 859621

--------------------------------------------------------------------------------
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         [Fee Required]
For the fiscal year ended  November 30, 2002 or
                          -------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         [No Fee Required]
For the transition period from                 to
                               ---------------
Commission file number   0-18253
                         -------

                             TRANSBOTICS CORPORATION
                 (Name of small business issuer in its charter)

               Delaware                                     56-1460497
   ----------------------------------              ----------------------------
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)

 3400 Latrobe Drive, Charlotte, North Carolina                 28211
---------------------------------------------------------------------------
  (Address of principal executive offices)                  (Zip Code)

                  Issuer's telephone number   (704) 362-1115
                                              --------------

      Securities registered pursuant to Section 12(b) of the Exchange Act:

                                                   Name of each exchange on
      Title of each class                                which registered

               None                                          None
      -------------------                          ------------------------

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

                                    Yes X   No
                                       ---     ---

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year: $4,317,258

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was $292,148 based upon the closing sales price of Common Stock on OTC Bulletin Board on January 31, 2003 of $0.12 per share.

     As of January 31, 2003, 3,586,451 shares of Registrant's Common Stock, par value $.01 per share, were outstanding.

     Portions of the Registrant's Annual Report to the security holders for the fiscal year ended November 30, 2002 furnished to the Commission pursuant to Rule 14a-3(b) under the Securities Exchange Act of 1934 are incorporated by reference in Part II, Items 6 and 7. In addition, portions of the Registrant's definitive proxy statement for the 2003 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 are incorporated by reference in Part III, Items 9, 10, 11 and 12.

     Transitional Small Business Disclosure Format (check one): Yes     No X
                                                                    ---   ---

--------------------------------------------------------------------------------

                                     PART I

Item 1.  Description of  Business

Business Development

    The issuer conducts the business previously carried on by Netzler and Dahlgren Company Technologies, Inc. ("NDCT"), NDC Systems, Inc. ("NDCS"), and NDC Automation, Inc. ("NDCA") (all collectively referred to hereunder as the "Company"). The Company changed its name from NDC Automation, Inc. to Transbotics Corporation in 2002.

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

    In 1987, NDCA was formed to provide standard hardware and software packages for original equipment manufacturers ("OEMs"), and to expand applications of automatic guided vehicle systems ("AGVS") and RFID technologies into industries that traditionally did not use such technologies.

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

    On June 30, 1991, the Company acquired all of the common stock of Southeastern Software Developers, Inc. ("SSDI"), a South Carolina corporation, from its shareholders for stock in the Company and cash. SSDI developed and owned proprietary control and monitoring software used primarily in the textile industry. The Company essentially absorbed the operations of SSDI and dissolved SSDI's corporate charter in 1996.

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

     During the fiscal year ending November 30, 1996, the Company discontinued its marketing and distribution of the radio frequency identification products to primarily focus on its AGVS business. The Company also refocused its marketing and sales of AGVS equipment to OEM customers and system suppliers. In September 1997 the Company expanded its sales efforts to provide turn key AGV systems to end users. On November 30, 2000 the Company's license agreement with Netzler and Dahlgren AB was modified to allow the Company to pursue end user AGV business world wide on a non-exclusive basis. In 2001, the Company started doing business under the name Transbotics Corporation and officially changed its corporate name through charter amendment in 2002.

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

     The Company's market approach includes selling its hardware, software and engineering services to OEM customers (i.e., manufacturers of AGVs) AGV systems and other vehicles that can be equipped for automation to fit the end-users' need. The Company will sell such services through regular distribution or as a sub-contractor to such OEM customers. The Company also supplies turnkey AGV systems to end users. In 2002, sales of AGV related products and services accounted for almost all of the Company's net revenues as it did in 2001.

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

The Company is focusing its marketing efforts on its laser technology Lazerway(TM), and AGV system solutions, towards end user and OEM customers as well as to existing users of AGV systems for up-grading and retrofitting purposes.

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

    Vehicle guidance based on laser technology eliminates the need for extensive facility reconfiguration upon installation. The laser guidance technology employs a rotating laser beam emitted from a vehicle to sweep the room and calculate angles to detected reflectors. The data gathered in this manner is used by the vehicle's computer to determine its location and progress towards its destination. The vehicle can be rerouted remotely by computer. Management believes that the Company's laser guidance is superior to traditional technology because it permits the end user to alter the designated routines of AGVs without extensive reconfiguration of the facility.

    The end users of AGV systems typically are firms that need to move objects by vehicle within a single manufacturing or distribution facility. For example:
1) A leading car manufacturer transports engines in its production facility with AGV's. 2) A significant number of newspapers use AGV systems incorporating the Company's products to move paper rolls and finished editions through their printing plants.

    The Company offers over 20 standard items of equipment and over 10 standard software products with multiple options to its customers. In certain instances customers incorporate Company products into their own AGV systems for sale to end users. These control products are designed to be of such general applicability as to be useful in many kinds of material handling vehicles. Consequently, they are used not only in custom-designed AGV vehicles and systems, but also to upgrade conventional material handling equipment such as forklifts and pallet jacks.

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

The License Agreement

    The Company's AGV system products and services incorporate technology licensed by, and products purchased from, Netzler and Dahlgren Co. AB, a Swedish based company ("Netzler & Dahlgren") presently part of the Danaher group, as well as technology that it has acquired or developed itself. Prior to November 30, 2000 the Company operated under a Master License Agreement ("MLA") dated December 1, 1987, as restated November 30, 1995, in which the Company received from Netzler & Dahlgren AGV technology, hardware, software, know-how and consulting services. The Master License Agreement provided the Company the sole rights to commercially and technically utilize, apply and sub-license Netzler & Dahlgren's AGV system control technology and to sell its AGV system products in North America to OEMs who manufacture vehicles in North America. The MLA, however, did not prohibit customers in North America from purchasing complete AGVs equipped with Netzler & Dahlgren controls from other Netzler & Dahlgren licensees that manufactured vehicles outside of North America. Netzler & Dahlgren products do not include standard or custom vehicle frames for AGVs.

   On November 30, 2000, the Company renegotiated its license agreement with Netzler & Dalgren. The new agreement, dated November 30, 2000, expands the Company's territory to sell to end-users on a worldwide basis, and continues its rights to sub-license the technology in North America but on a non-exclusive basis. The 2000 license agreement continues to allow the Company to distribute the Netzler & Dahlgren laser technology as described above in North America. The agreement's term extends to December 1, 2010 and is subject to automatic two year extensions unless and until either party, in compliance with certain procedures, notifies the other of its intention to terminate the agreement. It provides for payment of a 10% royalty on sub-license fees received by the Company with respect to AGV system technology. It also provides for the sale of products at prices determined annually. Royalties are due 30 days following receipt of payment by the Company. During the fiscal year ended November 30, 2002, the Company incurred no royalties to Netzler & Dahlgren with respect to technology sub-licenses and purchased an aggregate of $ 447,787 of hardware, software and engineering consulting services from Netzler & Dahlgren.

Customers

     A substantial portion of the Company's business in any given year is derived from a limited number of customers, although the identity of those customers varies somewhat from year to year. For the fiscal year ended November 30, 2002, orders from the three largest customers accounted for 9.9% , 8.2% and 7.0% of the Company's net revenues. For fiscal 2001, orders from the three largest customers accounted for 15.8%, 11.2% and 10.4% of the Company's net revenues. For fiscal 2000, orders from the three largest customers accounted for 21.8%, 7.2% and 6.7% of the Company's net revenues.

     End users of the Company's products and services are reached generally by the Company's direct sales and sales to system suppliers and OEMs.

    The Company sold products to over eight system supplier and OEM customers in 2002 that acquired the Company's products under various types of agreements. Depending on the terms of such agreements, the system supplier can typically obtain hardware, software and access the Company's specific AGV system know-how.

    AGV system products and services sold to system suppliers, OEMs and Netzler & Dahlgren as a group accounted for approximately 16%, 31% and 42% of the Company's net revenues in the fiscal years ended November 30, 2002, 2001 and 2000 respectively. For the fiscal year ended November 30, 2002, such customers accounted for approximately $680,000 in net revenues.

    The Company also sold in 2002 its AGV system products and services directly to end users to incorporate such components and equipment into AGV systems suitable for their particular needs. AGV system products and services sold directly to end users accounted for approximately 84%, 69% and 58% of the Company's net revenues in the fiscal years ended November 30, 2002, 2001 and 2000, respectively.

Marketing

    The Company's marketing strategy and goal is to promote the advantages of its AGV control technology to the whole market, particularly the Lazerway(TM) system. The technology consists of a family of products, both hardware and software, capable of being incorporated into a broad variety of systems while preserving the identity and independence of the system supplier. The Company's sales and distribution efforts are directed toward end users as well as OEM customers , and system suppliers. In its approach to certain prospective customers, the Company will suggest a teamed technology arrangement. In such an arrangement, the Company will work with its OEM customer to integrate the Company's products and services with their equipment. The goal is to fashion a material movement system that will satisfy the end user's particular needs. Such technology once installed can be maintained by factory floor technicians. The Netzler & Dahlgren technology has been used in more than 1000 AGV systems with over 7,000 vehicles (composed of as few as one vehicle and as many as 50 vehicles).

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

Backlog

    Backlog consists of all amounts contracted to be paid by customers but not yet recognized as net revenues by the Company. At November 30, 2002, the Company had a backlog of approximately $1,040,000 compared to $1,450,000 total backlog one year earlier. Substantial fluctuations in backlog are considered normal due to the size of AGV system contracts.

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

     The Company spent $133,365 for research and development in fiscal 2002 compared to $80,562, and $53,086 in fiscal 2001 and 2000, respectively.

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

     In summary, the Company faces less competition from non-OEM companies supplying AGV control technology than from OEMs who offer turnkey AGV systems based on their own proprietary AGVS technology. The Company has yet to convert such major OEMs from their own AGVS technology to the Company's technology, thereby limiting the Company's access to the markets served by such OEMs.

     The terms of the new License Agreement with Netzler & Dahlgren do not prohibit Netzler & Dahlgren's licensees from entering the North American market or Netzler & Dahlgren signing up new licensees in North America to compete with the Company and its sub-licensees or to supply completed AGVs to the Company's sub-licensees. During the last three years the Company noted an increased presence of such foreign licensees in the North American market compared to prior years. Management presently believes this trend may continue and could be a material threat to the Company's current and potential revenues.

Employees

    The Company presently employs 24 persons full-time. None of the Company's employees is a party to a collective bargaining agreement. The Company considers its employee relations to be good.

Item 2.  Properties

               None.


Item 3.  Legal Proceedings

               None.

Item 4.  Submission of Matters to a Vote of Security Holders

               None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

    The Company's Common Stock previously traded on the National Association of Securities Dealers, Inc. ("NASDAQ") National Market under the symbol "AGVS". The Company's common stock began trading on the OTC Bulletin Board in November, 1995. As of November 30, 2003, 3,586,451 of the Company's 11,000,000 authorized shares of Common Stock were issued and outstanding.

    Trading in the Company's securities commenced on March 28, 1990. The table below indicates quarterly high and low bid and asked information for the years ended November 30, 2002 and 2001, respectively, as provided to the Company by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without dealer mark-up, mark-down, or commission, and may not represent actual transactions.

    The approximate number of holders of record of common stock of the Company as of January 31, 2003 was 160. The Company believes that there are approximately 660 beneficial owners of the Company's common stock.


                                                    Market Price per Share
                        -------------------------------------------------------------------------------
                                         2002                                    2001
                        -------------------------------------------------------------------------------
                               High                 Low                High                Low
Quarter Ended             Bid       Ask       Bid       Ask       Bid       Ask       Bid       Ask
----------------------- --------- --------- --------- --------- --------- --------- --------- ---------

February 28               0.32      0.55      0.21      0.33      0.81      0.91      0.13      0.16
May 31                    0.30      0.52      0.20      0.24      0.47      0.63      0.15      0.20
August 31                 0.21      0.35      0.10      0.12      0.37      0.45      0.21      0.30
November 30               0.21      0.30      0.04      0.05      0.34      0.51      0.21      0.25
======================= ========= ========= ========= ========= ========= ========= ========= =========

     The Company has never paid any cash dividends and has no present intention to declare or pay cash dividends. No dividends are planned at this time due to the Company's poor financial condition. The Company continues to explore its options to raising additional capital, entering into a business combinations or taking the Company private.

     Under the Edgar system the Company is still listed as NDC Automation, Inc.

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

                                     PART IV

Item 13.         Exhibits and Reports on Form 8-K

(a) Exhibits:

    Exhibit
    No.                              Description
    -------                          -----------


     3.1  (a)*                 Certificate of Incorporation of the Company
                               (incorporated by reference to Exhibit  3.1 to the
                               Company's Form 10-K for the fiscal year ended
                               November 30, 1990 (the 1990 Form 10-K)
          (b)*                 Certificate of Amendment dated May 27, 1993
                               (incorporated by reference to Exhibit 3.1 to the
                               Company from S-1 dated August 27, 1993)
          (c)                  Delaware Certificate of Amendment dated June 25,
                               2002 for Company's name change to Transbotics
                               Corporation
     3.2  *                    Bylaws of the Company (incorporated by reference
                               to Exhibit 3.2 to the Company's 1990 Form 10-K)
     4.1  *                    Form of Common Stock certificate (incorporated by
                               reference to Exhibit 4.1 to the Company's
                               Registration Statement (No. 33-32925) on Form
                               S-18 (the Form S-18))
    10.1  (a)*                 Profit Sharing Plan and Trust Agreement dated
                               April 1, 1983, as amended (incorporated by
                               reference to Exhibit 10.1 to the Company's 1990
                               Form 10-K)
          (b)*                 Nonstandardized Code 401(k) Profit Sharing Plan
                               (incorporated by reference to Exhibit 10.48 to
                               the Company's 1990 Form 10-K)
          (c)*                 Adoption Agreement #004 Nonstandard Code 401(k)
                               Profit Sharing Plan dated October 26, 1992
                               (incorporated by reference to Exhibit 10.1(b) to
                               the Company's Form 10-K for the fiscal year ended
                               November 30, 1992 (the 1992 Form 10-K))
10.2      (a)*                 License Agreement dated November 30, 2000 between
                               the Company and Netzler and Dahlgren Co. AB
                               (incorporated by reference to Exhibit 10.1 of the
                               December 20, 2000  form 8K)
          (b)*                 Security Agreement dated March 2, 2001 between
                               the Company and Netzler and Dahlgren Co. AB
                               (incorporated by reference to Exhibit 10.2(h) to
                               the Company's Form 10-K for the fiscal year ended
                               November 30, 2000 (the 2000 Form 10-K))
10.3      (a)*                 Technology License Agreement dated December 1,
                               1999 between the Company and Mentor AGVS
                               (incorporated by reference to Exhibit 10.4(c ) to
                               the Company's 1999 form 10-KSB)
10.4      *                    Service and Support Agreement dated December 14,
                               1999 between the Company and the Raymond
                               Corporation (incorporated by reference to Exhibit
                               10.7 to the Company's 1999 Form 10-K)
10.5                           * Employment Agreement dated March 1, 1999
                               between Claude Imbleau and the Company
                               (incorporated by reference to Exhibit 4 to the
                               Company's May 31, 1999 form 10QSB)
10.6       (a)*                Reimbursement Agreement between NDC Automation,
                               Inc. and Netzler & Dahlgren Co AB dated June 29,
                               1998 (incorporated by reference to Exhibit 2 to the Company's May 31, 1998 Form 10QSB)
           (b)*                Deed of Trust between NDC Automation, Inc. and
                               Netzler & Dahlgren Co AB dated June 29, 1998
                               (incorporated by reference to Exhibit 3 to the Company's May 31, 1998 Form 10QSB)
           (c )*               Promissory Note between NDC Automation, Inc. and
                               Netzler & Dahlgren Co AB dated June 30, 1998
                               (incorporated by reference to Exhibit 4 to the Company's May 31, 1998 Form 10QSB)

Item 13.         Exhibits and Reports on Form 8-K

    Exhibit
    No.                              Description
    ------                           -----------

10.6       (d)*                Promissory Note between NDC Automation, Inc. and
                               Netzler & Dahlgren Co AB dated June 30, 2000
                               (incorporated by reference to Exhibit 1 to the
                               Company's August 31, 2000 Form 10QSB)
10.7       *                   Certificate of Assumed Name as Transbotics
                               Corporation (incorporated by reference to exhibit
                               10.15 to the Company's November 30, 2001 10KSB)
11.1                           Computation of Earnings Per Share for November
                               30, 2002
13.                            Company's 2002 Annual Report
23.3                           Consent of McGladrey & Pullen, LLP to the
                               incorporation by reference in this Form 10-KSB
99.1*                          United States Letters Patent for Optical
                               Navigation System for an Automatic Guided
                               Vehicle, and Method (Patent No. 4,626,132; Date
                               of Patent 08/15/89) (incorporated by reference to
                               Exhibit 28.1 to the Form S-18)
99.2*                          United States Patent for Method and Apparatus for
                               Providing Destination and Vehicle Function
                               Information to an Automatic Guided Vehicle
                               (Patent No. 4,780,817; Date of Patent 10/25/88)
                               (incorporated by reference to Exhibit 28.2 to the
                               Form S-18)
99.3*                          United States Patent and Trademark Office Notice
                               of Recordation of Assignment Document for
                               Automatic Guided Vehicle Traffic Control System
                               and Method (Document Date 02/19/88) (incorporated
                               by reference to Exhibit 28.3 to the Form S-18)
99.4*                          Canadian Letters Patent for Apparatus and Method
                               for Optical Guidance System for Automatic Guided
                               Vehicle (Patent No. 1,236,132; Date of Patent
                               05/17/88) (incorporated by reference to Exhibit
                               28.4 to the Form S-18)
99.5*                          United States Letters Patent for Automatically
                               Guided Vehicle Having Steering Mechanism for
                               Enabling Vehicle to Follow Guidance Wire (Patent
                               No. 4,729,449; Date of Patent 03/08/88)
                               (incorporated by reference to Exhibit 28.5 to the
                               Form S-18).
99.6*                          United States Letters Patent for Apparatus and
                               Method for Optical Guidance System for Automatic
                               Guided Vehicle (Patent No. 4,626,995; Date of
                               Patent 12/02/86) (incorporated by reference to
                               Exhibit 28.6 to the Form S-18)
99.8  *                        Canadian Certificate of Registration Trademark
                               MAGIC POINT (No. 331696; Date of Registration
                               09/04/87) (incorporated by reference to Exhibit
                               28.9 to the Form S-18)
99.9*                          United States Certificate of Registration of
                               Trademark MAGIC POINT (No. 1,417,335; Date of
                               Registration 11/18/86) (incorporated by reference to Exhibit 28.10 to the Form S-18)
99.10*                         United States Certificate of Registration of
                               Trademark ESCORT (No. 1,468,835; Date of
                               Registration 12/15/87) (incorporated by reference to Exhibit 28.11 to the Form S-18)

o Certain of the exhibits to this Report, indicated by an asterisk, are hereby incorporated by reference to other documents on file with the Commission, with which they are filed in fact, to be a part hereof as of their respective dates.

(b)      Reports on Form 8-K None

Item 14. Controls and Procedures


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


                                           TRANSBOTICS CORPORATION
                                           Registrant


                                           By : /s/ Claude Imbleau
                                               ----------------------------
                                                    Claude Imbleau
                                                    President, CEO
                                                    Chief Financial Officer


Date: February 26, 2003



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and date indicated.


                          By:  /s/ D. Bruce Wise
                              ---------------------------------------
                                   D. Bruce Wise
                                   Chairman of the Board of Directors

                          By : /s/ Claude Imbleau
                              ---------------------------------------
                                   Claude Imbleau
                                   President, CEO
                                   Director (Principal Executive officer and
                                             Principal Financial Officer)

                          By: /s/ Richard D. Schofield
                              ---------------------------------------
                                  Richard D. Schofield
                                  Director

                          By: /s/ Raymond O. Gibson
                              ---------------------------------------
                                   Raymond O. Gibson
                                   Director

Date: February 26, 2003

                                 CERTIFICATIONS


I, Claude Imbleau, certify that:


1.       I have reviewed this annual report on Form 10-KSB of Transbotics;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made. In light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report. ;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date      2/26/03
    -----------------

     /s/ Claude Imbleau
    -------------------
          (Signature)
 President and CEO (principal executive officer and principal financial officer)