Form 10QSB
period 2003-04-04
TRANSBOTICS CORP
filed 2003-04-14
CIK 859621

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           February 28, 2003



[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from           to


Commission file number                0-18253


                             Transbotics Corporation


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

    As of March 31, 2003, there were 3,586,451 shares of common stock outstanding.

    Transitional Small Business Disclosure Format (Check one):
     Yes___; No X





                                    I N D E X



                                                                                                         Page

PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements
               Condensed Balance Sheets

                  February 28, 2003 (Unaudited) and November 30, 2002                                      3-4

               Condensed Statements of Operations
                  Three months ended February 28, 2003 and February 28, 2002
                  (Unaudited)                                                                               5

               Condensed Statements of Cash Flows
                  Three months ended February 28, 2003 and February 28, 2002 (Unaudited)                    6

               Notes to Condensed Financial Statements                                                     7-9

  Item 2. Management's Discussion and Analysis of Financial                                               10-14
             Condition and Results of Operations

  Item 3. Controls and Procedures                                                                           15

  Item 4. Critical Accounting Policies                                                                      15

PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                                                                 16

  Item 2. Changes in Securities                                                                             16
  Item 3. Defaults Upon Senior Securities                                                                   16

  Item 4. Submission of Matters to a Vote of Security Holders                                               16

  Item 5. Other Information                                                                                 16

  Item 6. Exhibits and Reports on Form 8-K                                                                  16

             (a)  Exhibits -- Press Releases and other Exhibits

             (b) Reports on Form 8-K


  SIGNATURES                                                                                                17





                                           PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
                                              TRANSBOTICS CORPORATION

                                              CONDENSED BALANCE SHEETS







                                                                                          February 28,       November 30,
                                                                                              2003               2002
                                                                                           (Unaudited)
------------------------------------------------------------------------------------------------------------------------

      ASSETS (Note 4)

CURRENT ASSETS
     Cash and cash equivalents                                                          $      25,942      $      8,365
     Accounts receivable, net                                                                 468,069           713,874
     Inventories                                                                              282,463           268,402
     Costs and estimated earnings in excess of
            billings on uncompleted contracts                                                  56,871            18,271
     Prepaid expenses and other assets                                                         16,198            14,847

------------------------------------------------------------------------------------------------------------------------
                                 Total current assets                                   $     849,543      $  1,023,759
------------------------------------------------------------------------------------------------------------------------

NONCURRENT DEPOSITS                                                                     $      32,760      $     32,760
------------------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT
      Furniture, fixtures and office equipment,                                               158,701           155,410
      Machinery and equipment                                                                  95,732            95,732
------------------------------------------------------------------------------------------------------------------------
                                                                                        $     254,433      $    251,142


       Less accumulated depreciation                                                          159,927           146,915
------------------------------------------------------------------------------------------------------------------------
                                                                                        $      94,506      $    104,227
------------------------------------------------------------------------------------------------------------------------
                                                                                        $     976,809      $  1,160,746
========================================================================================================================

Note: The Condensed Balance sheet at November 30, 2002 has been taken from the
           Audited Financial Statements at that date.

See Notes to Condensed Financial Statements






                                                                            February 28,    November 30,
                                                                                 2003           2002
                                                                             (Unaudited)
--------------------------------------------------------------------------------------------------------


      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Current maturities of long- term debt (Note 4)                        $         -     $     27,051
     Accounts payable and accrued expenses                                     678,496          698,083
     Billings in excess of costs and estimated
              earnings on uncompleted contracts                                289,009          424,820
--------------------------------------------------------------------------------------------------------
                     Total current liabilities                             $   967,505     $  1,149,954
--------------------------------------------------------------------------------------------------------
LONG-TERM DEBT (Note 4 )                                                   $         -     $          -
--------------------------------------------------------------------------------------------------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
       Preferred stock, par value $.01 per share
             authorized 1,000,000 shares; no shares issued                 $         -     $          -
       Common stock, par value $.01 per share;
             11,000,000 shares authorized
             at 2003 and 2002; 3,586,451 shares
             were issued and outstanding at 2003 and 2002                       35,864           35,864
       Additional paid-in capital                                            4,260,236        4,260,236
       Accumulated deficit                                                  (4,286,796)      (4,285,308)

--------------------------------------------------------------------------------------------------------
                                                                           $     9,304     $     10,792
--------------------------------------------------------------------------------------------------------
                                                                           $   976,809     $  1,160,746
========================================================================================================




                                 TRANSBOTICS CORPORATION


                           CONDENSED STATEMENTS OF OPERATIONS
                                       (Unaudited)

                                                                 Three Months Ended
                                                            February 28,    February 28,
                                                                2003            2002
-----------------------------------------------------------------------------------------

Net revenues                                              $    1,050,776     $   945,163
Cost of goods sold                                               644,837         761,017
-----------------------------------------------------------------------------------------
    Gross profit                                          $      405,939     $   184,146
-----------------------------------------------------------------------------------------

Operating expenses:
      Selling                                             $      134,813     $   144,024
      General and
       administrative                                            209,835         300,269
      Research and development                                    61,007          17,097
-----------------------------------------------------------------------------------------
                                                          $      405,655     $   461,390
-----------------------------------------------------------------------------------------
            Operating income (loss)                       $          284     $  (277,244)

Net interest expense                                              (1,772)         (4,497)
-----------------------------------------------------------------------------------------

Loss before income
 taxes                                                    $       (1,488)    $  (281,741)

Federal and state income taxes  (Note 2)                               -               -
-----------------------------------------------------------------------------------------
           Net loss                                       $       (1,488)    $  (281,741)
=========================================================================================

Weighted average number of common
     shares
      outstanding                                              3,586,451       3,586,451
-----------------------------------------------------------------------------------------

Loss per common share - basic (Note 3)                    $        (0.00)    $     (0.08)
Loss per common share - diluted (Note 3)                  $        (0.00)    $     (0.08)

=========================================================================================

Dividends per common share                                $            -     $         -
=========================================================================================

See Notes to Condensed Financial Statements




                             TRANSBOTICS CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        Three Months Ended
                                                                     February 28,February 28,
                                                                            2003         2002
----------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY
     OPERATING  ACTIVITIES                                          $     62,079  $  (268,732)
----------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

      Purchase of property and
       equipment                                                    $     (3,291) $    (1,971)
----------------------------------------------------------------------------------------------
         NET CASH USED IN
            INVESTING ACTIVITIES                                    $     (3,291) $    (1,971)
----------------------------------------------------------------------------------------------

CASH FLOW FROM FINANCING ACTIVITIES
        Principal payments on long-term borrowings                       (27,051)     (46,067)
----------------------------------------------------------------------------------------------
         NET CASH USED IN
              FINANCING ACTIVITIES                                  $    (27,051) $   (46,067)
----------------------------------------------------------------------------------------------
       Effect of foreign currency exchange rate changes
          on cash and cash
           equivalents                                              $    (14,160) $    (1,528)
----------------------------------------------------------------------------------------------
     Increase (decrease) in cash and cash equivalents               $     17,577  $  (318,298)

      Cash and cash
       equivalents:

           Beginning                                                       8,365      427,288
----------------------------------------------------------------------------------------------
           Ending                                                   $     25,942  $   108,990
==============================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Cash payments  for :
           Interest                                                 $      1,772  $     3,690

==============================================================================================

See Notes to the Condensed Financial Statements


                             TRANSBOTICS CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 1.


      The unaudited internal condensed financial statements and related notes have been prepared by Transbotics Corporation (the "Company"), without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at February 28, 2003, and for all periods presented, have been made.


      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended November 30, 2002. The results of operations for the three months ended February 28, 2003 are not necessarily indicative of the operating results for the full year.



Note 2. Income Taxes


      The Company did not recognize any income tax benefits in 2002 and 2003 for its current losses as all prior taxes were recognized in the previous financial statements and utilization of operating loss carryforwards in the future are not assured to be realized.

Note 3. Loss per common share:

     The Company adopted Statement of Financial Accounting Standards No. 128 (SFAS No.128) Earnings Per Share, which supersedes APB Opinion No. 15. SFAS No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock outstanding, such as options, warrants, and convertible securities that trade in a public market. Basic per share amounts are computed, generally, by dividing net income or loss by the weighted-average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is antidilutive, thereby reducing a loss or increasing the income per common share. The Company had options outstanding to purchase a total of 310,000 and 93,500 shares of common stock, respectively, at a weighted-average exercise price of varying amounts. The inclusion of those potential common shares in the calculation of diluted loss per share would have an antidilutive effect. Therefore, basic and diluted loss per share amounts are the same in 2003 and 2002.





                     NOTES TO CONDENSED FINANCIAL STATEMENTS

   Note 4.  Pledged Assets, Note Payable, Bank and Long-Term Debt

Long-term debt consists of the following at February 28, 2003:
                                                                                                        November 30
                                                                                          2003              2002

Note payable to Netzler & Dahlgren Co AB, based on a 4.50% fixed rate from
November 30, 2000 until March 31, 2001 and then 9.0% fixed rate from April 1,
2001 thru June 30, 2002. Original principal balance to be repaid in one payment of 952,412 Swedish Krona or approximately US$95,042 depending on the exchange rate at time of payment on April 1, 2001 and then fifteen (15) consecutive monthly principal payments of 238,103 Swedish Krona starting April 1, 2001, or approximately US$23,760 depending on the exchange rate at time of payment, plus interest. The note was thereafter collaterized by the Company's land and building until the sale the Note was collaterized solely by the
Company's accounts receivable. The note was paid in full in December 2002.
                                                                                             $     -        $  27,051
----------------------------------------------------------------------------------- ----------------- ----------------

Less current maturities:                                                                           -           27,051
----------------------------------------------------------------------------------- ----------------- ----------------
                                                                                             $     -          $     -
=================================================================================== ================= ================


                     NOTES TO CONDENSED FINANCIAL STATEMENTS



Note 5.  Continued operations

    In the past years the Company has suffered operating losses. This has left the Company with a poor equity position and negative working capital. Due to the losses, lender contacts have indicated that the Company will need to show consistent profitability for a year to reestablish a line of credit. This issue raises substantial doubt about the Company's ability to continue as a going concern. The Company's cash flow during the year ending 2002 did not improve compared to prior years. Therefore the Company continues to pay vendors slower than their normal terms. In the event Netzler & Dahlgren stops shipping to the Company due to late payments, there would be even further doubt about the Company's ability to continue as a going concern.

    Management has taken the following actions in an attempt to increase revenues and minimize losses.

o Establish and develop strategic alliances with selected customers o Pursue AGV system business in selected market niches o Grow the distribution business by adding new supplementary products o Expand the aftermarket sales business o Reduce operating expenses

The Company continues to explore raising additional equity and/or debt as well as possible business combinations to ensure the viability of its operations and potential growth opportunities. The Company is also reviewing the possibility or feasibility of going private to reduce its operating expenses. The Company's current expenses relating to being public are approximately $175,000 annually.

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

     Project contracts are billed upon attainment of certain "milestones." The Company grants payment terms of 30 days to its customers. It typically receives a cash advance ranging from 10% to 30% of the total contract amount. Bills are thereafter delivered as milestones are reached. Upon delivery of the project, the customer typically reserves a "retainage" of 10% to 20% pending system acceptance.

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

        Strategy diversification: Management has taken the following actions in an attempt to increase revenues and minimize losses. To date such actions other than reducing operating expenses have not been successful. These approaches include the following:

o    Establish and develop strategic alliances with selected customers
o    Pursue AGV system business in selected market niches
o    Grow the distribution business by adding supplementary products
o    Expand the aftermarket sales business
o    Reduce operating expenses

    The Company is exploring various actions to overcome the urgent need for capital. The Company is also reviewing the possibility or feasibility of taking the Company private to reduce expenses if capital is not available through the existing market. (See Liquidity and Capital Resources for further information).

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

      These forward-looking statements involve certain risk and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities:

o Revenues from end user systems sales, new OEMs and new niches may be lower than expected or delayed.

o The Company might be unable to raise the additional working capital needed to finance the current business strategy, either directly or through a business combination.

o General economic or business conditions, either nationally or in the markets in which the Company is doing business, may be less favorable than expected resulting in, among other things, a deterioration of market share or reduced demand for its products.

    RESULTS OF OPERATIONS

    The table below shows (a) the relationship of income and expenses relative to net revenues, and (b) the change between the comparable prior period and current period. This table should be read in the context of the Company's condensed statements of operations presented elsewhere herein.




                                                                                                     Percentage of Change
                                                                                                  Period To Period Increase
                                                          Percentage of Net Revenues                      (Decrease)
--------------------------------------------- -- --------------------------------------------- ---------------------------------

                                                                                                  Three Months Ended
                                                          For the Three Months Ended            February 28, 2002 to
                                                      February 28, 2003     February 28, 2002      February 28, 2003
                                                                %                %                        %

--------------------------------------------- -- --------------------------------------------- ---------------------------------
Net revenues                                                  100.0             100.0                    11.2
Cost of goods sold                                             61.4              80.5                  ( 15.3)
---------------------------------------------------- --------------- ----------------- -----------------------------------------

Gross profit                                                   38.6              19.5                   120.4
---------------------------------------------------- --------------- ----------------- -----------------------------------------

Operating expenses:
   Selling                                                     12.8              15.2                   (6.4)
   General and administrative                                  20.0              31.8                   (30.1)
   Research & development                                       5.8               1.8                   256.8
---------------------------------------------------- --------------- ----------------- -----------------------------------------
                                                               38.6              48.8                  ( 12.8)
---------------------------------------------------- --------------- ----------------- -----------------------------------------
Operating Income (loss)                                         0.1            (29.3)                      *

Net interest expense                                            0.2               .5                    (60.6)
---------------------------------------------------- --------------- ----------------- -----------------------------------------

Loss before income taxes                                      (0.1)            (29.8)                   (99.5)

Income taxes                                                     -                 -                        -

---------------------------------------------------- --------------- ----------------- -----------------------------------------

Net loss                                                      (0.1)            (29.8)                   (99.5)

*Because the data changes from a negative to positive, the percentage of change is not meaningful


Quarter ended February 28, 2003 Compared to the Quarter Ended February 28, 2002

      Net revenues increased by $105,613 or 11.2% from $945,163 in the earlier period to $1,050,776 in the latter period. The increase is primarily due to AGV system revenues during the current quarter compared to the prior quarter.

      Cost of goods sold decreased from $761,017 to $644,837, or 15.3% due to lower engineering cost, while as a percentage of net revenues cost of goods sold decreased from 80.5% to 61.4%. Gross profit increased by $221,793, or 120.4% from $184,146 to $405,939 due primarily to increased revenues in 2003 and more efficiency in engineering compared to the prior year. Gross profit as a percentage of revenues increased from 19.5% to 38.6%.

      Selling expenses decreased from $144,024 to $134,813, or 6.4% primarily due to a lower salary expense compared to 2002. General and administrative expenses decreased from $300,269 to $209,835, or 30.1% compared to the prior year. The decrease is primarily due to decreases in insurance cost, personnel and other general reductions in expense. The Company incurred $61,007 of research and development expense in 2003 compared to $17,097 in 2002.

      Primarily as a result of the foregoing, operating loss decreased by $277,528 from $277,244 in 2002 to operating income of $284 in 2003.

        The net interest expense decreased from $4,497 to $1,772 in the current year. The repayment of the loan to Netzler & Dahlgren significantly lowered the Company's 2003 borrowing costs compared to the prior year.

      The Company did not recognize any tax benefits in 2003 and 2002 for its current loss as all prior taxes were recognized in the previous financial statements and utilization of operating loss carryforwards in the future are not assured to be realized.

      Primarily due to the increased profit margin on revenues and decreased general and administrative expenses in 2003 as described above the Company incurred a net loss of $1,488 in 2003 compared to net loss of $281,741 in 2002.

Backlog. Backlog consists of all amounts contracted to be paid by customers but not yet recognized as net revenues by the Company. At February 28, 2003, the Company had a backlog of approximately $1,300,000 compared to approximately $2,000,000 one year earlier.

Liquidity and Capital Resources

        The Company experiences needs for external sources of financing to support its working capital, capital expenditures and acquisition requirements when such requirements exceed its cash generated from operations in any particular fiscal period. The amount and timing of external financing requirements depend significantly upon the nature, size, number and timing of projects and contractual billing arrangements with customers relating to project milestones. The Company has relied upon bank financing under a revolving working capital facility, long-term debt, capital leases and proceeds of its public and private offerings to satisfy its external financing needs.

      During the period ended February 28, 2003 net cash provided by operating activities was $62,079. The Company continues to experience deficiency in its cash flow. At February 28, 2003 approximately $290,000 of payables were not being paid according to the vendor terms.

     The Company has been operating under adverse liquidity conditions due to negative working capital as described in Note 5. The accounts payable balance to Netzler & Dahlgren (its major supplier of technology) at February 28, 2003 was approximately $210,000. In 2001, the Company's receivables were pledged to Netzler & Dahlgren to secure a note receivable from the Company, such note having a principal balance of $27,051 at November 30, 2002 ("the N & D note"), in exchange for the security interest previously held by Netzler & Dahlgren in the office property. The note was paid in full December 2002 and the pledge on the Company's receivables was released as of such date.

     Netzler & Dahlgren has indicated to the Company that Netzler & Dahlgren's financial exposure to the Company must be reduced by timely payment of its payables. To ensure prompt payments, the Company must remain profitable or raise additional equity and/or debt to improve its working capital. In the first quarter of 2002, the Company began paying vendors on a deferred basis to meet its obligation to Netzler & Dahlgren on the note payable and retain its license agreement. Notwithstanding the pay off of the Netzler and Dahlgren note, as the Company continues to be unable to satisfy the payment terms with Netzler & Dahlgren for its current payables, the Company risks termination of its license agreement with Netzler & Dahlgren if it can not meet the payable terms.

     There are no assurances that the deficiency in the cash flow will not continue. The Company continues exploring the possibility of raising additional equity capital or subordinated debt, either directly or possibly through a business combination, in order to improve its financial position and have the working capital to address potential growth opportunities. The Company is also reviewing the possibility or feasibility of going private to reduce its operating expenses. The Company's current expenses relating to being public are approximately $175,000 annually. There can be no assurances that the Company will be successful in regaining its profitability or raising the additional capital or subordinated debt that may be necessary for the Company's operations. There is substantial doubt about the Company's ability to continue as a going concern if the Company is not able to improve its working capital and liquidity.

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

Item 4. Critical Accounting Policies

Revenue recognition:

        The Company recognizes revenue from the sales of commerical products as shipments are made.

        The Company recognizes revenues under long-term contracts on the percentage of completion method, measured by the percentage of each component cost incurred to date to estimated total component contract costs for each component in the contract. Component costs include material, direct labor, subcontracts, engineering, overhead, and miscellaneous costs. Provisions for estimated losses are made in the period in which they first became determinable.

        "Costs and estimated earnings in excess of billings on uncompleted contracts" represent revenue recognized in excess of amounts billed. "Billings in excess of costs and estimated earning on uncompleted contracts" represent billings in excess of revenues recognized.

Estimates:

        The preparation of financial statement in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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




                             TRANSBOTICS CORPORATION
                                    (Registrant)







                             BY: /s/ Claude Imbleau
                                 ----------------------------------------
                                 Claude Imbleau
                                 President, CEO, CFO







Date:  April 11, 2003

                                  EXHIBIT INDEX



The following documents are included in this Form 10-QSB as an Exhibit:




                    Designation Number
                    Under Item 601 of
Exhibit Number      Regulation S-K        Exhibit Description                                           Page Number
------------------- --------------------- ------------------------------------------------------------ ------------


(A) Exhibits:

1.                  99.1                  Certification of each principal executive officer and             19
                                          principal financial officer





EXHIBIT 99.1


                                 CERTIFICATIONS


I, Claude Imbleau, certify that:


1.       I have reviewed this quarterly report on Form 10-QSB of the registrant;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made. In light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.;

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


 Date 4/11/03

      /s/ Claude Imbleau
          (Signature)
          President and CEO (principal executive officer and principal financial officer)