Form 10QSB
period 2003-05-31
TRANSBOTICS CORP
filed 2003-07-11
CIK 859621

U.S. Securities and Exchange
                        Commission Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     May 31, 2003
--------------------------------------------------------------------------------


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from     to
--------------------------------------------------------------------------------

Commission file number             0-18253
--------------------------------------------------------------------------------

                             Transbotics Corporation
--------------------------------------------------------------------------------

        (Exact name of small business issuer as specified in its charter)

           Delaware                                                56-1460497
--------------------------------------------------------------------------------
 (State or other jurisdiction of incorporation                (I.R.S. Employer
              or organization)                              Identification No.)


  3400 Latrobe Drive, Charlotte, North Carolina                       28211
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


    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes__X__No___

                        APPLICABLE ONLY TO CORPORATE ISSUERS

    As of June 15, 2003, there were 3,586,451 shares of common stock outstanding.

    Transitional Small Business Disclosure Format (Check one):
       Yes___; No X

                                    I N D E X



                                                                                                        Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                Condensed Balance Sheets
                    May 31, 2003 (Unaudited) and November 30, 2002                                       3- 4

                Condensed Statements of Operations
                    Three and Six months ended May 31, 2003 and May 31, 2002
                     (Unaudited)                                                                            5

                Condensed Statements of Cash Flows
                    Six months ended May 31, 2003 and May 31, 2002
                    (Unaudited)                                                                             6

                Notes to Condensed  Financial Statements                                                7 - 9

Item 2. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                                10-15

Item 3. Controls and Procedures                                                                            16

PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings                                                                             17

Item 2.      Changes in Securities and Use of Proceeds                                                     17

Item 3.      Defaults Upon Senior Securities                                                               17

Item 4.      Submission of Matters to a Vote of Security Holders                                           17

Item 5.      Other Information                                                                             17

Item 6.      Exhibits and Reports on Form 8-K                                                              17

             (a) Exhibits -- Press Releases and Other Exhibits 17 (b) Reports on
             Form 8-K                                                                                      17

SIGNATURES                                                                                                 18

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
                             TRANSBOTICS CORPORATION

                            CONDENSED BALANCE SHEETS

                                                                                 May 31,        November 30,
                                                                                  2003              2002
                                                                               (Unaudited)
----------------------------------------------------------------------------------------------------------------------

      ASSETS (Note 4)

CURRENT ASSETS
     Cash and cash equivalents                                                       $ 89,957           $ 8,365
     Accounts receivables, net                                                        398,586           713,874
     Inventories                                                                      242,734           268,402
     Costs and estimated earnings in excess of
            billings on uncompleted contracts                                           5,813            18,271
     Prepaid expenses and other assets                                                  8,160            14,847

----------------------------------------------------------------------------------------------------------------------
              Total current assets                                                  $ 745,250       $ 1,023,759
----------------------------------------------------------------------------------------------------------------------


NONCURRENT DEPOSITS                                                                  $ 32,760          $ 32,760
----------------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT
      Furniture, fixtures and office equipment,                                       160,304         $ 155,410
      Machinery and equipment                                                          97,692            95,732
----------------------------------------------------------------------------------------------------------------------
                                                                                    $ 257,996         $ 251,142


       Less accumulated depreciation                                                  172,598           146,915
----------------------------------------------------------------------------------------------------------------------
                                                                                     $ 85,398         $ 104,227
----------------------------------------------------------------------------------------------------------------------

                                                                                    $ 863,408       $ 1,160,746
======================================================================================================================

Note: The Condensed Balance Sheet at November 30, 2002 has been taken from the
      Audited Financial Statements at that date.

See Notes to Condensed Financial Statements


                                                                                 May 31,        November 30,
                                                                                  2003              2002
                                                                               (Unaudited)
----------------------------------------------------------------------------------------------------------------------


      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current maturities of long-term debt (Note 4)                                        $ -          $ 27,051
     Accounts payable and accrued expenses                                            586,438           698,083
     Billings in excess of costs and estimated
              earnings on uncompleted contracts                                       191,119           424,820
----------------------------------------------------------------------------------------------------------------------
              Total current liabilities                                             $ 777,557       $ 1,149,954
----------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
       Preferred stock, par value $.01 per share
             authorized 1,000,000 shares; no shares issued                                $ -               $ -
       Common stock, par value $.01 per share;
                11,000,000 shares authorized
                at 2003 and 2002; 3,586,451 shares
               issued and outstanding at 2003 and 2002                                 35,864            35,864
       Additional paid-in capital                                                   4,260,236         4,260,236
       Accumulated deficit                                                         (4,210,249)       (4,285,308)

----------------------------------------------------------------------------------------------------------------------
                                                                                     $ 85,851          $ 10,792
                                                                                                                ------
----------------------------------------------------------------------------------------------------------------
                                                                                    $ 863,408       $ 1,160,746
======================================================================================================================

                             TRANSBOTICS CORPORATION


                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            Three Months Ended                   Six Months Ended
                                                          May 31,        May 31,             May 31,          May 31,
                                                           2003            2002               2003              2002
---------------------------------------------------------------------------------------------------------------------------

Net revenues                                              $ 1,137,351    $ 1,198,051          $ 2,188,127      $ 2,143,214
Cost of goods sold                                            695,712        723,174            1,340,549        1,484,191
---------------------------------------------------------------------------------------------------------------------------
    Gross profit                                            $ 441,639      $ 474,877            $ 847,578        $ 659,023
---------------------------------------------------------------------------------------------------------------------------

Operating expenses:
      Selling                                               $ 103,835      $ 159,926            $ 238,648        $ 303,950
      General and administrative                              199,018        296,169              408,853          596,438
      Research and development                                 61,070          7,357              122,077           24,454
---------------------------------------------------------------------------------------------------------------------------
                                                            $ 363,923      $ 463,452  #         $ 769,578        $ 924,842
---------------------------------------------------------------------------------------------------------------------------
            Operating income (loss)                          $ 77,716       $ 11,425             $ 78,000       $ (265,819)
---------------------------------------------------------------------------------------------------------------------------


Net interest expense:                                        $ (1,169)      $ (3,138)            $ (2,941)        $ (7,635)
---------------------------------------------------------------------------------------------------------------------------

Income (loss) before income taxes                            $ 76,547        $ 8,287             $ 75,059       $ (273,454)

Federal and state income taxes  (Note 2)                            -              -                    -                -
---------------------------------------------------------------------------------------------------------------------------


           Net income (loss)                                 $ 76,547        $ 8,287  #          $ 75,059       $ (273,454)
===========================================================================================================================

Weighted average number of common
     shares outstanding                                     3,586,451      3,586,451            3,586,451        3,586,451
---------------------------------------------------------------------------------------------------------------------------

Income (loss) per common share - basic                         $ 0.02         $ 0.00               $ 0.02          $ (0.08)
Income (loss) per common share - diluted                       $ 0.02         $ 0.00               $ 0.02          $ (0.08)

===========================================================================================================================

Dividends per common share                                        $ -            $ -                  $ -              $ -
===========================================================================================================================

See Notes to the Condensed Financial Statements

                             TRANSBOTICS CORPORATION


                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                               Six Months Ended
                                                                                            May 31,         May 31,
                                                                                             2003            2002
------------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN)
     OPERATING  ACTIVITIES                                                                 $ 130,991      $ (163,689)
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of property and equipment                                                   $ (3,563)          $ (10,166)
------------------------------------------------------------------------------------------------------------------------

              NET CASH USED IN
                   INVESTING ACTIVITIES                                                        $ (3,563)      $ (10,166)
------------------------------------------------------------------------------------------------------------------------

CASH FLOW FROM FINANCING ACTIVITIES
        Principal payments on long-term borrowings                                            $ (27,051)     $ (105,504)
------------------------------------------------------------------------------------------------------------------------

              NET CASH USED IN
                   FINANCING ACTIVITIES                                                       $ (27,051)     $ (105,504)
------------------------------------------------------------------------------------------------------------------------
       Effect of foreign currency exchange rates changes
          on cash and cash equivalents                                                        $ (18,785)      $ (23,109)
------------------------------------------------------------------------------------------------------------------------
       Increase (decrease) in cash and cash equivalents                                        $ 81,592      $ (302,468)

      Cash and cash equivalents:

           Beginning                                                                              8,365         427,288
------------------------------------------------------------------------------------------------------------------------
           Ending                                                                              $ 89,957       $ 124,820
========================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Cash payments  for :
           Interest
                                                                                              $  2,941        $  7,635
========================================================================================================================

See Notes to the Condensed Financial Statements


                             TRANSBOTICS CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 1.

      The unaudited internal condensed financial statements and related notes have been prepared by Transbotics Corporation (the "Company"), without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at May 31, 2003, and for all periods presented, have been made.


     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended November 30, 2002. The results of operations for the interim period ended May 31, 2003 are not necessarily indicative of the operating results for the full year.


Note 2. Income Taxes

     The Company did not recognize any income tax benefits in 2002 for its losses or any income tax expense in 2003 for its earnings as the Company had net operating loss carryforwards. Deferred tax assets have not been recognized since utilization of operating loss carryforwards in the future are not assured to be realized.

Note 3. Earnings (loss) per common share

     The Company adopted Statement of Financial Accounting Standards No. 128 (SFAS No.128) Earnings Per Share, which supersedes APB Opinion No. 15. SFAS No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock outstanding, such as options, warrants, and convertible securities, that trade in a public market. Basic per share amounts are computed, generally, by dividing net income or loss by the weighted-average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is antidilutive, thereby reducing a loss or increasing the income per common share. The Company had options outstanding to purchase a total of 403,500 shares of common stock, respectively, at a weighted-average exercise price of varying amounts. The inclusion of those potential common shares in the calculation of diluted loss per share would have an antidilutive effect. Therefore, basic and diluted loss per share amounts are the same in 2003 and 2002. In addition, due to the economic condition of the Company, there is no effect on income for the interim periods.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS



Note 4.  Pledged Assets, Note Payable, Bank and Long-Term Debt


Long-term debt consists of the following :

                                                                                        May 31,       November 30,
                                                                                          2003             2002

Note payable to Netzler & Dahlgren Co AB, based on a 4.50% fixed rate from November 30, 2000 until March 31, 2001 and then 9.0% fixed rate from April 1,
2001 thru June 30, 2002. Original principal balance to be repaid in one payment of 952,412 Swedish Krona or approximately US$95,042 depending on the exchange rate at time of payment on April 1, 2001 and then fifteen (15) consecutive monthly principal payments of 238,103 Swedish Krona starting April 1, 2001, or approximately US$23,760 depending on the exchange rate at time of payment, plus interest. The note was collaterized by the Company's land and building or accounts receivable. The note was paid in full in December 2002.

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
=================================================================================== ================= ================

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 5.  Continued operations

     In the past years the Company has suffered operating losses. This has left the Company with a poor equity position and negative working capital. Due to the losses, lender contacts have indicated that the Company will need to show consistent profitability for a year to reestablish a line of credit. This issue raises substantial doubt about the Company's ability to continue as a going concern. The Company also continues to pay vendors slower than their normal terms. In the event Danaher Motion (formerly Netzler & Dahlgren) stops shipping to the Company due to late payments, there would be even further doubt about the Company's ability to continue as a going concern.

    Management has taken the following actions in an attempt to increase revenues and minimize losses.

-    Establish and develop strategic alliances with selected customers

-    Pursue AGV system business in selected market niches

-    Grow the distribution business by adding new supplementary products

-    Expand the aftermarket sales business

-    Reduce operating expenses

The Company continues to explore raising additional equity and/or debt as well as possible business combinations to ensure the viability of its operations and potential growth opportunities. The Company is also reviewing the feasibility of going private to reduce its operating expenses. The Company's current expenses relating to being public are approximately $175,000 annually.

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

     Due to the long sales cycle involved, uncertainties in timing of projects and the large dollar amount a typical project usually bears to the Company's historical and current quarterly and annual net revenues, the Company has experienced, and can be expected to continue to experience, substantial fluctuations in its quarterly and annual results of operations.

     The Company sells its products and services primarily in two ways. Vehicles, technology and other products and services may be sold in a "project" that becomes an integrated AGV system. The other way is to sell hardware, software and services as standard items, with less involvement by the Company in overall system design. The Company generally would recognize lower net revenue but would realize a higher gross profit margin percentage in selling standard items, in each case compared to the sale of a project, due to the inclusion in project sales of other vendors' products and services with margins generally lower than the Company's own products and services. Between any given accounting periods, the level and mixture of standard item sales and project sales can cause considerable variance in net revenues, gross profit, gross profit margin, operating income and net income.

     Revenues from standard item sales are recognized upon shipment, while revenues from project sales are recognized under the "percentage of completion" method. Under this method, with respect to any particular customer contract, revenues are recognized as costs are incurred relative to each major component of the project. Although the percentage of completion method will ordinarily smooth out over time, the net revenue and profitability effects of large projects, such method nevertheless subjects the Company's results of operations to substantial fluctuations dependent upon the progress of work on project components. Such components can differ markedly from one another in amount and in gross profit margin.

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

        Strategy diversification: Management has taken the following actions in an attempt to increase revenues and minimize losses. To date such actions other than reducing operating expenses have not been successful. These approaches include the following:

-    Establish and develop strategic alliances with selected customers

-    Pursue AGV system business in selected market niches

-    Grow the distribution business by adding supplementary products

-    Expand the aftermarket sales business

-    Reduce operating expenses

    The Company is exploring various actions to overcome the urgent need for capital. The Company is also reviewing the feasibility of taking the Company private to reduce expenses if capital is not available through the existing market. (See Liquidity and Capital Resources for further information).



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

      These forward-looking statements involve certain risk and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities:

- Revenues from end user systems sales, new OEMs and new niches may be lower than expected or delayed.

- The Company might be unable to raise the additional working capital needed to finance the current business strategy, either directly or through a business combination.

- General economic or business conditions, either nationally or in the markets in which the Company is doing business, may be less favorable than expected resulting in, among other things, a deterioration of market share or reduced demand for its products.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

================================================================================


RESULTS OF OPERATIONS

         The table below shows (a) the relationship of income and expense items relative to net revenues, and (b) the change between the comparable prior period and current period, for the three-month and six-month periods ended May 31, 2003 and 2002, respectively. This table should be read in the context of the Company's condensed statements of income presented elsewhere herein:


                                                                                             Percentage of Change
                                                                                           Period to Period Increase
                                                Percentage of Net Revenues                        (Decrease)
---------------------------------- ------------------------------------------------------ ----------------------------
                                                                                              Three
                                                                                             Months      Six Months
                                          Three Months                 Six Months           Ended May       Ended
                                             Ended                       Ended                 31,         May 31,
                                     May 31,       May 31,     May 31, 2003  May 31, 2002  2002 to 2003  2002 to 2003
                                       2003          2002           %             %             %             %
                                        %             %
---------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
Net Revenues                           100.0         100.0         100.0         100.0         (5.0)         2.1

Cost of Goods Sold                      61.2          60.4          61.3          69.3         (3.8)        (9.7)
---------------------------------- ------------- ------------- ------------- ------------- ------------- -------------

Gross Profit                            38.8          39.6          38.7          30.7         (7.0)        (28.6)
---------------------------------- ------------- ------------- ------------- ------------- ------------- -------------

Operating expenses:
Selling                                  9.1          13.3          10.9          14.2         (35.1)        (21.5)
General and administrative              17.5          24.7          18.7          27.8         (32.8)        (31.5)
Research and development                 5.4            .6           5.6           1.1         730.1         399.2
---------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
                                        32.0          38.6          35.2          43.1         (21.5)        (16.8)
---------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
Operating income (loss)                  6.8           1.0           3.5         (12.4)        580.2             *


Net interest expense:                   (0.1)         (0.3)         (0.1)         (0.4)        (62.8)        (61.5)
---------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before income taxes        6.7            .7           3.4         (12.8)        823.7             *


Federal  and state  income  taxes
(benefit)                                  -             -             -             -             -             -
---------------------------------- ------------- ------------- ------------- ------------- ------------- -------------

Net Income (loss)                        6.7            .7          3.4          (12.8)         823.7             *
================================== ============= ============= ============= ============= ============= =============
*   Because the data changes from negative to positive, or from positive to negative, the percentage of change is not meaningful.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

================================================================================

Quarter Ended May 31, 2003 compared to the Quarter Ended May 31, 2002

    Net revenues decreased by $60,700 or 5.0% from $1,198,051 in the earlier period to $1,137,351 in the latter period. The decrease is primarily due to the decreased project AGV system sales compared to the prior year.

     Cost of goods sold decreased from $723,174 to $695,712 or 3.8% due primarily to decreased revenues and lower engineering costs in the current year compared to the prior year. As a percentage of net revenues, cost of goods sold increased to 61.2% compared to 60.4% in 2002. Gross profit decreased by $33,238 or 7.0% from $474,877 to $441,639, while gross profit as a percentage of net revenues decreased to 38.8% from 39.6% due to the same factor.

     Selling expenses decreased from $159,926 to $103,835 or 35.1%, primarily due to having a major trade show expense in the prior year compared to no expense in the current year. General and administrative expenses decreased 32.8% from $296,169 to $199,018 compared to the prior year. The decrease is primarily due to decreases in insurance cost, personnel and other expenses. As a percentage of net revenues, general and administrative expenses decreased from 24.7% to 17.5%. The Company incurred $61,070 of research and development expense in 2003 compared to $7,357 in 2002.

    Primarily as a result of the foregoing, operating income increased by $66,291 from operating income of $11,425 in the earlier period to operating income of $77,716 in the latter period.

     Net interest expense decreased from $3,138 to $1,169, a decrease of $1,969. Lower borrowing in the current year compared to the prior year resulted in the decline.

     The Company did not recognize any tax benefits in 2002 for its losses or any income tax expense in 2003 for its earnings as the Company had net operating loss carryforwards. Deferred tax assets have not been recognized since utilization of operating loss carryforwards in the future are not assured to be realized.

     Primarily due to lower expenses as described above, the Company had net income of $76,547 in the three months ended 2003 compared to net income of $8,287 in same period of 2002.

Backlog. Backlog consists of all amounts contracted to be paid by customers but not yet recognized as net revenues by the Company. At May 31, 2003, the Company had a backlog of approximately $1,600,000 compared to approximately $1,590,000 one year earlier. Quoting activity for the Company remains good, but there can be no assurances that such activity will result in firm business for the Company.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

================================================================================

Six Months Ended May 31, 2003 compared to Six Months Ended May 31, 2002

    Net revenues increased by $44,913, or 2.1%, from $2,143,214 in the earlier period to $2,188,127 in the latter period. The increase is primarily due to the increased service work compared to the prior year.

     Cost of goods sold decreased from $1,484,191 to $1,340,549, or 9.7%, due primarily to lower engineering costs the current year compared to the prior year. As a percentage of net revenues, cost of goods sold decreased from 69.3% to 61.3%. Gross profit increased by $188,555 or 28.6%, from $659,023 to $847,578 while gross profit as a percentage of net revenues increased from 30.7% to 38.7%.

     Selling expenses decreased from $303,950 to $238,648 in 2003 primarily due to lower personnel costs, travel and show expenses. General and administrative expenses decreased from $596,438 to $408,853, or 31.5% compared to the prior year. The decrease is primarily due to decreases in insurance cost, personnel and other expenses. The Company continued to invest in the development of new AGV products to expand its product line in the current year. Investments were significantly more in the current year compared to the prior year.

    Primarily as a result of the foregoing, the operating income for the period was $78,000 compared to an operating loss of $265,819 the prior year.

     Net interest expense decreased from $7,635 to $2,941, a decrease of 61.5%. The repayment of the loan to Netzler & Dahlgren lowered the Company's 2003 borrowing costs compared to the prior year.

     The Company did not recognize any tax benefits in 2002 for its losses or any income tax expense in 2003 for its earning as the Company had net operating loss carryforwards. Deferred tax assets have not been recognized since utilization of operating loss carryforwards in the future are not assured to be realized.

     Primarily due to lower expenses as described above, the Company had net income of $75,059 in the six months ended 2003 compared to a net loss of $273,454 in same period of 2002.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

================================================================================

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

     During the six months ended May 31, 2003, net cash provided by operating activities was $130,991. The Company continues to experience cash flow problems in its cash flow. At May 31, 2003 approximately $165,000 of payables were not being paid according to the vendor terms.

     The Company has been operating under adverse liquidity conditions due to negative working capital as described in Note 5. The accounts payable balance to Danaher Motion (formerly Netzler & Dahlgren, its major supplier of technology) at May 31, 2003 was approximately $175,000. In 2001, the Company's receivables were pledged to Danaher Motion to secure a note payable having a principal balance of $27,051 at November 30, 2002 ("the N & D note"), in exchange for the security interest previously held by Danaher Motion in the office property. The note was paid in full in December 2002 and the pledge on the Company's receivables was released as of such date.

     Danaher Motion has indicated to the Company that Danaher Motion's financial exposure to the Company must be reduced by timely payment of its payables. To ensure prompt payments, the Company must remain profitable or raise additional equity and/or debt to improve its working capital. In the first quarter of 2002, the Company began paying vendors on a deferred basis to meet its obligation to Danaher Motion on the note payable and retain its license agreement. Notwithstanding the pay off of the Danaher Motion's note, as the Company continues to be unable to satisfy the payment terms with Danaher Motion for its current payables, the Company risks termination of its license agreement with Danaher Motion.

     There are no assurances that the deficiency in the cash flow will not continue. The Company continues exploring the possibility of raising additional equity capital or subordinated debt, either directly or possibly through a business combination, in order to improve its financial position and have the working capital to address potential growth opportunities. The Company is also reviewing the feasibility of going private to reduce its operating expenses. The Company's current expenses relating to being public are approximately $175,000 annually. There can be no assurances that the Company will be successful in regaining its profitability or raising the additional capital or subordinated debt that may be necessary for the Company's operations. There is substantial doubt about the Company's ability to continue as a going concern if the Company is not able to improve its working capital and liquidity.

Critical Accounting Policies

Revenue Recognition

    The Company recognizes revenue from the sales of commercial products as shipments are made.

    The Company recognizes revenues under long-term contracts on the percentage of completion method, measured by the percentage of each component cost incurred to date to estimated total component contract costs for each component in the contract. Component costs include material, direct labor, subcontracts, engineering, overhead, and miscellaneous costs. Provisions for estimated losses are made in the period in which they first become determinable.

    "Costs and estimated earnings in excess of billings on uncompleted contracts" represent revenue recognized in excess of amounts billed. "Billings in excess of costs and estimated earnings on uncompleted contracts" represent billings in excess of revenues recognized.

Estimates:

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Item 3. Controls and Procedures


          In connection with the preparation of this report, the Company's President and Chief Executive Officer has evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days of the filing of this report and has concluded that the Company's disclosure controls and procedures are suitable and effective for the Company, taking into consideration the size and nature of the Company's business and operations. There were no significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the date of evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.  OTHER INFORMATION



Item 1. Legal Proceedings

        None.

Item 2. Changes in Securities and Use of Proceeds
             .
        None

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

     (a) The annual meeting of shareholders of the Company was held on May 9, 2003.

     (b)  The following individuals were elected directors of the Company:

          Claude Imbleau
          Bruce E. Wise
          Richard Schofield
          Raymond O. Gibson

     (c)  Other matters voted upon and voting were as follows:

    (i) Ratification of the selection of McGladrey & Pullen, LLP by the Board of Directors as the Company's independent auditors.

                          For                Abstain          Against
                          ---                -------          -------
                       3,255,747              7,479            32,960



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




                              TRANSBOTICS CORPORATION
                                     (Registrant)











                              BY:       /s/ Claude Imbleau
                                 -----------------------------------------------
                              Claude Imbleau
                              President & CEO



Date: June 23, 2003

                                  EXHIBIT INDEX



The following documents are included in this Form 10-QSB as an Exhibit:


                    Designation Number
                    Under Item 601 of
Exhibit Number      Regulation S-K                                                                     Page Number
                                          Exhibit Description
------------------- --------------------- ------------------------------------------------------------ ------------


(A)                                       Exhibits:

1.                  99.1                  Certification  of  each  principal executive  officer and       20
                                          principal financial officer
                                          ------------------------------------------------------------

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


     Date   6/23/03
         --------------------------

         /s/ Claude Imbleau
         --------------------------
              (Signature)
         President and CEO (principal executive officer and principal financial officer)