Form 10QSB
period 2003-08-31
TRANSBOTICS CORP
filed 2003-10-09
CIK 859621

U.S. Securities and Exchange
                        Commission Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2003



[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                    to


Commission file number                        0-18253


                             Transbotics Corporation
                           --------------------------
       (Exact name of small business issuer as specified in its charter)

         Delaware                                      56-1460497
  -----------------------                  -------------------------------
 (State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)


3400 Latrobe Drive, Charlotte, North Carolina                  28211
---------------------------------------------                 ---------
 (Address of principal executive offices)

                                 (704) 362-1115
                                ----------------
                           (Issuer's telephone number)

                                       N/A
                                     -------

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 30, 2003, there were 4,786,451 shares of common stock outstanding.

    Transitional Small Business Disclosure Format (Check one):
       Yes___; No X

                                    I N D E X




                                                                                  Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                Condensed Balance Sheets
                    August 31, 2003 (Unaudited) and November 30, 2002              3- 4

                Condensed Statements of Operations
                    Three and Nine months ended August 31, 2003 and August 31, 2002
                     (Unaudited) 5

                Condensed Statements of Cash Flows
                    Nine months ended August 31, 2003 and August 31, 2002
                    (Unaudited) 6

                Notes to Condensed  Financial Statements                           7 - 9

Item 2. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                           10-16

Item 3.  Controls and Procedures                                                    17



PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings                                                      18

Item 2.      Changes in Securities and Use of Proceeds                              18

Item 3.      Defaults Upon Senior Securities                                        18

Item 4.      Submission of Matters to a Vote of Security Holders                    18

Item 5.      Other Information                                                      18

Item 6.      Exhibits and Reports on Form 8-K                                       18

             (a) Exhibits -- Press Releases and other Exhibits 18 (b) Reports on
             Form 8-K 18

SIGNATURES                                                                          19


                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
                             TRANSBOTICS CORPORATION

                            CONDENSED BALANCE SHEETS



                                                                               August 31,       November 30,
                                                                                  2003              2002
                                                                               (Unaudited)
----------------------------------------------------------------------------------------------------------------------

      ASSETS (Note 4)

CURRENT ASSETS
     Cash and cash equivalents                                                       $ 14,420           $ 8,365
     Accounts receivable, net                                                         664,698           713,874
     Inventories                                                                      267,932           268,402
     Costs and estimated earnings in excess of
            billings on uncompleted contracts                                          48,392            18,271
     Prepaid expenses and other assets                                                 20,638            14,847

----------------------------------------------------------------------------------------------------------------------
              Total current assets                                                $ 1,016,080       $ 1,023,759
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
NONCURRENT DEPOSITS                                                                  $ 32,760          $ 32,760
----------------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT
      Furniture, fixtures and office equipment                                      $ 184,795         $ 155,410
      Machinery and equipment                                                          97,692            95,732
----------------------------------------------------------------------------------------------------------------------
                                                                                    $ 282,487         $ 251,142
       Less accumulated depreciation                                                  184,327           146,915
----------------------------------------------------------------------------------------------------------------------
                                                                                     $ 98,160         $ 104,227
----------------------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                      $ 1,147,000       $ 1,160,746
======================================================================================================================

Note: The Condensed Balance sheet at November 30, 2002 has been taken from the
           Audited Financial Statements at that date.

See Notes to the Condensed Financial Statements





                                                                               August 31,       November 30,
                                                                                  2003              2002
                                                                               (Unaudited)
----------------------------------------------------------------------------------------------------------------------


      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current maturities of long-term debt (Note 4)                                        $ -          $ 27,051
     Accounts payable and accrued expenses                                            455,799           698,083
     Billings in excess of costs and estimated
              earnings on uncompleted contracts                                       567,751           424,820
----------------------------------------------------------------------------------------------------------------------
              Total current liabilities                                           $ 1,023,550       $ 1,149,954
----------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
       Preferred stock, par value $.01 per share
             authorized 1,000,000 shares; no shares issued                                $ -               $ -
       Common stock, par value $.01 per share;
                11,000,000 shares authorized
                at 2003 and 2002; 3,586,451 shares
               issued and outstanding at 2003 and 2002                                 35,864            35,864
       Additional paid-in capital                                                   4,260,236         4,260,236
       Accumulated deficit                                                         (4,172,650)       (4,285,308)

----------------------------------------------------------------------------------------------------------------------
Total Stockholder's Equity                                                          $ 123,450          $ 10,792

----------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholder's Equity                                        $ 1,147,000       $ 1,160,746
======================================================================================================================




                             TRANSBOTICS CORPORATION


                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            Three Months Ended                    Nine Months Ended
                                                         August 31,      August 31,         August 31,        August 31,
                                                            2003            2002               2003              2002
-----------------------------------------------------------------------------------------------------------------------------

Net revenues                                                 $ 916,218    $ 1,167,541          $ 3,104,345       $ 3,310,755
Cost of goods sold                                             548,212        806,398            1,888,761         2,290,589
-----------------------------------------------------------------------------------------------------------------------------
    Gross profit                                             $ 368,006      $ 361,143  #       $ 1,215,584       $ 1,020,166
-----------------------------------------------------------------------------------------------------------------------------

Operating expenses:
      Selling                                                 $ 90,044       $ 97,767            $ 328,692         $ 401,717
      General and administrative                               178,558        253,023              587,411           849,461
      Research and development                                  60,006         56,263              182,083            80,717
-----------------------------------------------------------------------------------------------------------------------------
                                ---------------------------------------------------------------------------------------------
                                                             $ 328,608      $ 407,053          $ 1,098,186       $ 1,331,895
-----------------------------------------------------------------------------------------------------------------------------
            Operating income (loss)                           $ 39,398      $ (45,910)           $ 117,398        $ (311,729)

Net interest (expense):                                       $ (1,799)      $ (3,878)            $ (4,740)        $ (11,513)
-----------------------------------------------------------------------------------------------------------------------------

Income (loss) before income taxes                             $ 37,599      $ (49,788)           $ 112,658        $ (323,242)

Federal and state income taxes  (Note 2)                             -              -                    -                 -
-----------------------------------------------------------------------------------------------------------------------------

           Net income (loss)                                  $ 37,599      $ (49,788)           $ 112,658        $ (323,242)
=============================================================================================================================

Weighted average number of common
     shares outstanding                                      3,586,451      3,586,451            3,586,451         3,586,451
-----------------------------------------------------------------------------------------------------------------------------

Income (loss) per common share - basic (Note 3)                 $ 0.01        $ (0.01)              $ 0.03           $ (0.09)
Income (loss) per common share - diluted (Note 3)               $ 0.01        $ (0.01)              $ 0.03           $ (0.09)

=============================================================================================================================
Dividends per common share                                         $ -            $ -                  $ -               $ -
=============================================================================================================================

See Notes to the Condensed Financial Statements




                             TRANSBOTICS CORPORATION


                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              Nine Months Ended
                                                                          August 31,        August 31,
                                                                             2003              2002
---------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY  (USED IN)
     OPERATING  ACTIVITIES                                                       $ 73,333     $ (176,275)
---------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from sale of property and equipment                                  $ 400            $ -
      Purchase of property and equipment                                          (31,344)       (20,958)
---------------------------------------------------------------------------------------------------------

              NET CASH USED IN
                   INVESTING ACTIVITIES                                         $ (30,944)     $ (20,958)
---------------------------------------------------------------------------------------------------------

CASH FLOW FROM FINANCING ACTIVITIES
        Principal payments on long-term borrowings                                (27,051)      (126,792)

---------------------------------------------------------------------------------------------------------

              NET CASH USED IN
                   FINANCING ACTIVITIES                                         $ (27,051)    $ (126,792)
---------------------------------------------------------------------------------------------------------
       Effect of foreign currency exchange rates changes
          on cash and cash equivalents                                           $ (9,283)     $ (22,285)
---------------------------------------------------------------------------------------------------------
       Increase (decrease) in cash and cash equivalents                           $ 6,055     $ (346,310)

      Cash and cash equivalents:

           Beginning                                                                8,365        427,288
---------------------------------------------------------------------------------------------------------
           Ending                                                                $ 14,420       $ 80,978
=========================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Cash payments for :
           Interest                                                               $ 4,740       $ 11,513

=========================================================================================================

See Notes to the Condensed Financial Statements


                             TRANSBOTICS CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 1.


The unaudited internal condensed financial statements and related notes have been prepared by Transbotics Corporation (the "Company"), without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at August 31, 2003, and for all periods presented, have been made.


Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended November 30, 2002. The results of operations for the interim period ended August 31, 2003 are not necessarily indicative of the operating results for the full year.



Note 2. Income Taxes


      The Company did not recognize any income tax benefits in 2002 for its losses or any income tax expense in 2003 for its earnings as the Company had net operating loss carryforwards. Deferred tax assets have not been recognized since utilization of operating loss carryforwards in the future are not assured to be realized.


Note 3. Earnings (Loss) per Common Share

          The Company adopted Statement of Financial Accounting Standards No. 128 (SFAS No.128) Earnings Per Share, which supersedes APB Opinion No. 15. SFAS No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock outstanding, such as options, warrants, and convertible securities, that trade in a public market. Basic per share amounts are computed, generally, by dividing net income or loss by the weighted-average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is antidilutive, thereby reducing a loss or increasing the income per common share. The Company had options outstanding to purchase a total of 403,500 shares of common stock, at a weighted-average exercise price of varying amounts. The inclusion of those potential common shares in the calculation of diluted loss per share would have an antidilutive effect. Therefore, basic and diluted loss per share amounts are the same in 2003 and 2002. In addition, there is no effect on income for the outstanding options in the interim periods.




                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 4. Pledged Assets, Note Payable, Bank and Long-Term Debt



Long-term debt consists of the following :
                                                                                       August 31,     November 30,
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
=================================================================================== ================= ================



Note 5.  Continued Operations

    In the past years the Company has suffered operating losses. This has left the Company with a poor equity position and negative working capital. Due to the losses, lender contacts have indicated that the Company will need to show consistent profitability for a year to reestablish a line of credit. This issue raises substantial doubt about the Company's ability to continue as a going concern. The Company did, however, recently conclude a successful private offering of securities that provide additional working capital funds, see Note
6 below.

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

The Company continues to explore raising additional equity and/or debt as well as possible business combinations to ensure the viability of its operations and potential growth opportunities. The Company will, from time to time, reexamine the feasibility of going private to reduce its operating expenses. The Company's current expenses relating to being public are approximately $175,000 annually.

There can be no assurance that the Company can successfully meet the objectives of any such activities.

Note 6.  Subsequent event - Issuance of Common Stock and Convertible Debt

    On September 23, 2003, the Company issued 1,200,000 shares of its common stock, par value $.01 per share (the "Private Offering shares") for cash. The price for the Private Offering shares was $0.25 per share resulting in gross proceeds of $300,000. The shares are subject initially to the restrictions set forth under Rule 144 promulgated under the Securities Act of 1933. The Company has agreed to register the Private Offering shares for resale pursuant to an Investor Rights Agreement dated September 23, 2003. Under the Agreement, the Company has agreed to file a registration statement for the Private Offering shares (as well as shares held by two Company officers and/or affiliates of such officers) within 180 days of September 23, 2003.

     On September 23, 2003, in conjunction with the issuance of the private offering shares, the Company issued $300,000 of convertible subordinated promissory notes. The notes bear interest at 6.0% with interest payable quarterly. The notes mature September 30, 2013 and are callable by the Company after September 30, 2008. The Notes can be converted to common shares at anytime at an exercise price of $0.40 a share.

    The Company will apply such proceed from the stock offering and Notes to working capital and other general corporate needs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements (including the notes thereto) presented elsewhere herein.

Overview
--------

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

Strategy diversification:
-------------------------

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

Forward-looking statements:
---------------------------

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

RESULTS OF OPERATIONS

         The table below shows (a) the relationship of income and expense items relative to net revenues, and (b) the change between the comparable prior period and current period, for the three-month and nine month periods ended August 31, 2003 and 2002, respectively. This table should be read in the context of the Company's condensed statements of income presented elsewhere herein:


                                                                                             Percentage of Change
                                                                                           Period to Period Increase
                                                Percentage of Net Revenues                        (Decrease)
---------------------------------- ------------------------------------------------------ ----------------------------
                                                                                              Three        Nine
                                                                                             Months     Months Ended
                                          Three Months                Nine Months             Ended      August 31,
                                             Ended                       Ended             August 31,
                                    August 31,    August 31,    August 31,    August 31,   2002 to 2003  2002 to 2003
                                       2003          2002          2003          2002           %             %
                                        %             %             %             %
---------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
Net Revenues                              100.0         100.0         100.0         100.0     (21.5)        (6.2)
Cost of Goods Sold                         59.8          69.1          60.8          69.2     (32.0)        (17.5)
---------------------------------- ------------- ------------- ------------- ------------- ------------- -------------

Gross Profit                               40.2          30.9          39.2          30.8      1.9           19.2
---------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
---------------------------------- ------------- ------------- ------------- ------------- ------------- -------------

Operating expenses:
Selling                                     9.8           8.4          10.6        12.1          (7.9)       (18.2)
General and administrative                 19.5          21.7          18.9        25.7         (29.4)       (30.9)
Research and development                    6.5          4.8            5.9         2.4           6.7         125.6
---------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
                                           35.8       34.9            35.4         40.2         (19.3)        (17.6)
---------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
Operating income (loss)                     4.4         (4.0)           3.8        (9.4)        *             *

Net interest expense:                     (0.2)         (0.3)         (0.2)          (.3)     (53.6)        (58.8)
---------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before income taxes
                                            4.2         (4.3)           3.6         (9.7)       *             *

Federal  and state  income  taxes
(benefit)                                     -             -             -             -       -             -
---------------------------------- ------------- ------------- ------------- ------------- ------------- -------------

Net Income (loss)                           4.2         (4.3)           3.6         (9.7)       *             *
================================== ============= ============= ============= ============= ============= =============

* Because the data changes from negative to positive, or from positive to negative, the percentage of change is not meaningful.

Quarter ended August 31, 2003 compared to the Quarter Ended August 31, 2002
---------------------------------------------------------------------------

    Net revenues decreased by $251,323 or 21.5% from $1,167,541 in the earlier period to $916,218 in the latter period. The decrease is primarily due to the decreased project AGV system sales compared to the prior year.

     Cost of goods sold decreased from $806,398 to $548,212 or 32.0% due primarily to lower revenues and engineering costs. As a percentage of net revenues, cost of goods sold decreased to 59.8% compared to 69.1% in 2002. Gross profit increased by $6,863 or 1.9% from $361,143 to $368,006, while gross profit as a percentage of net revenues increased to 40.2% from 30.9%.

     Selling expenses decreased from $97,767 to $90,044 or 7.9% primarily due to lower personnel and travel expenses compared to the prior year. General and administrative expenses decreased from $253,023 to $178,558, or 29.4% compared to the prior year due to across the board reductions. As a percentage of net revenues, general and administrative expenses decreased from 21.7% to 19.5%. The Company continued to invest in the development of new products to expand its product line in the current quarter while similar investments were made in the comparable quarter in 2002.

     Primarily as a result of the foregoing, operating loss decreased by $85,308 from an operating loss of $45,910 in the earlier period to an operating income of $39,398 in the latter period.

     Net interest expense decreased from $3,878 to $1,799, a decrease of $2,079. Lower borrowing in the current year compared to the prior year resulted in the decline.

     The Company did not recognize any tax benefits in 2002 for its current losses or any income tax expense in 2003 for its earnings as the Company had net operating loss carryforwards. Deferred tax assets have not been recognized since utilization of operating loss carryforwards in the future are not assured to be realized.

     Primarily due to higher gross profit and decreased expenses as described above, the Company had net income of $37,599 in the three months ended 2003 compared to a net loss of $49,788 in same period of 2002.

Backlog.
---------

     Backlog consists of all amounts contracted to be paid by customers but not yet recognized as net revenues by the Company. At August 31, 2003, the Company had a backlog of approximately $1,840,000 compared to approximately $1,600,000 one year earlier. Quoting activity for the Company remains good, but there can be no assurances that such activity will result in firm business for the Company.

Nine Months Ended August 31, 2003 compared to Nine Months Ended August 31, 2002
-------------------------------------------------------------------------------

    Net revenues decreased by $206,410, or 6.2%, from $3,310,755 in the earlier period to $3,104,345 in the latter period. The decrease is primarily due to the decreased project AGV system sales and aftermarket revenues compared to the prior period.

    Cost of goods sold decreased from $2,290,589 to $1,888,761 or 17.5%, due primarily to lower engineering costs in the current period compared to the prior period. As a percentage of net revenues, cost of goods sold decreased from 69.2% to 60.8% due to better margins on engineering sales. Gross profit increased by $195,418 or 19.2%, from $1,020,166 to $1,215,584, while gross profit as a percentage of net revenues increased from 30.8% to 39.2%.

    Selling expenses decreased from $401,717 to $328,692 in 2003 due to lower personnel and travel costs. General and administrative expenses decreased from $849,461 to $587,411, or 30.9% compared to the prior period, due to across the board reductions. Research and Development expenses increased 125.6% or $101,366 from $80,717 to $182,083 in the current period primarily due to increased personnel.

    Primarily as a result of the foregoing, the operating income for the period was $117,398 compared to an operating loss of $311,729 the prior year.

    Net interest expense decreased from $11,513 to $4,740, a decrease of 58.8%, due to lower interest cost.

      The Company did not recognize any tax benefits in 2002 for its current losses or any income tax expense in 2003 for its earnings as the Company had net operating loss carryforwards. Deferred tax assets have not been recognized since utilization of operating loss carryforwards in the future are not assured to be realized.

    Primarily due to the higher gross profit and lower expense in 2003, as described above, the Company's net income increased by $435,900 from a net loss of $323,242 in the nine months ended 2002 to a net income of $112,658 in the same period of 2003.

Liquidity and Capital Resources
--------------------------------

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

     During the nine months ended August 31, 2003, net cash provided by operating activities was $73,333. The Company continues to experience deficiency in its cash flow. At August 31, 2003 approximately $220,000 of payables were not being paid according to the vendor terms.

     The Company has been operating under adverse liquidity conditions due to negative working capital as described in Note 5. The accounts payable balance to Danaher Motion, a division of Danaher Corporation (formerly Netzler & Dahlgren, its major supplier of technology) at August 31, 2003 was approximately $150,000. In 2001, the Company's receivables were pledged to Danaher Motion to secure a note payable having a principal balance of $27,051 at November 30, 2002 ("the N & D note"), in exchange for the security interest previously held by Danaher Motion in the office property. The note was paid in full in December 2002 and the pledge on the Company's receivables was released as of such date.

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

     On September 23, 2003, the Company issued 1,200,000 shares of its common stock, par value $.01 per share (the "Private Offering shares") for cash. The price for the Private Offering shares was $0.25 per share resulting in gross proceeds of $300,000. The shares are subject initially to the restrictions set forth under Rule 144 promulgated under the Securities Act of 1933. The Company has agreed to register the Private Offering shares for resale pursuant to an Investor Rights Agreement dated September 23, 2003. Under the Agreement, the Company has agreed to file a registration statement for the Private Offering shares (as well as shares held by two Company officers and/or affiliates of such officers) within 180 days of September 23, 2003.

     On September 23, 2003, in conjunction with the new equity the Company issued $300,000 worth of convertible subordinated promissory notes. The notes bear interest at 6.0% with interest payable quarterly. The notes mature September 30, 2013 and are callable by the Company after September 30, 2008. The Notes can be converted to common shares at anytime at an exercise price of $0.40 a share.

     The Company will apply such proceed from the stock offering and Notes to working capital and other general corporate needs.

     There are no assurances that the deficiency in the cash flow will not continue. The Company will, from time to time, reexamine the possibility or feasibility of going private to reduce its operating expenses. The Company's current expenses relating to being public are approximately $175,000 annually. There can be no assurances that the Company will be successful in regaining its profitability or the additional capital and subordinated debt will be sufficient to meet the Company's needs. There is substantial doubt about the Company's ability to continue as a going concern if the Company is not able to sustain and improve its working capital and liquidity.

Revenue recognition:
-------------------

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

Estimates:
----------

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

Item 3. Controls and Procedures


                             CONTROLS AND PROCEDURES

     The Company maintains a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of the Company's published financial statements and other disclosures included in this report. The Company's Board of Directors, operating through its audit committee which is composed entirely of independent outside directors, provides oversight to the Company's financial reporting process.

     The Company's management, under the supervision and with the participation of its President have concluded based on their evaluation as of the end of the period covered by this report that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the President of the Company, as appropriate to allow timely decisions regarding required disclosure.

     There were no significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the date of evaluation, including any corrective, actions with regard to significant deficiencies and material weaknesses. Without limiting the foregoing, there have been no significant changes in internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

           None.



Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits -

             Certification of each principal executive officer and principal financial officer

             Press Releases:

(b) Reports on Form 8-K

             1. September 5, 2003 receipt of major order
             2. September 26, 2003 Private Placement

                                   SIGNATURES





In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                               Transbotics Corporation
                                                     (Registrant)




                                           BY:    /s/ Claude Imbleau
                                                 ---------------------
                                                 Claude Imbleau
                                                 President & CEO



Date: October 8, 2003

                                  EXHIBIT INDEX



The following documents are included in this Form 10-QSB as an Exhibit:


                    Designation Number
                    Under Item 601 of
Exhibit Number      Regulation S-K                                                                     Page Number
                                          Exhibit Description
------------------- --------------------- ------------------------------------------------------------ ------------


(A) Exhibits:

------------------

1.                          31.1          Certification  of  each  principal   executive  officer  and      21
                                          principal financial officer


2.                          10.1          Press release on major order                                      22
3.                          10.2          Subcontract agreement between Transbotics and customer            23
                                          dated June 4, 2003
4.                          10.3          Modification  1to Subcontract agreement between Transbotics       39
                                          and Customer dated August 27, 2003
5.                          10.4          Copy of press release announcing new working capital
                                          (incorporated by reference to the Company's  September 26,
                                          2003 8K exhibit 10.1)
6.                          10.5          Subscription agreement for 600,000 shares and $150,000
                                          convertible note between Transbotics and Robison-oates
                                          Investment fund, LLC. (incorporated by reference to the
                                          Company's  September 26, 2003 8K exhibit 10.2)
7                           10.6          Subscription agreement for 300,000 shares and $75,000
                                          convertible note between Transbotics and Curt Kennington.
                                          (incorporated by reference to the Company's  September 26,
                                          2003 8K exhibit 10.3)
8                           10.7          Subscription agreement for 300,000 shares and $75,000
                                          convertible note between Transbotics and Anthony Packer.
                                          (incorporated by reference to the Company's  September 26,
                                          2003 8K exhibit 10.4)
9                           10.8          Investor Rights Agreement between the Corporation and
                                          Shareholders (incorporated by reference to the Company's
                                          September 26, 2003 8K exhibit 10.5)
10                          10.9          Form D Notice of sale of securities pursuant to regulation        45
                                          D dated October 7, 2007
