Form 10QSB/A
period 2003-08-13
TRANSBOTICS CORP
filed 2003-10-21
CIK 859621

U.S. Securities and Exchange
                        Commission Washington, D.C. 20549

                                   Form 10-QSB/A

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


                    Designation Number
                    Under Item 601 of
Exhibit Number      Regulation S-K                                                                     Page Number
                                          Exhibit Description
------------------- --------------------- ------------------------------------------------------------ ------------


(A) Exhibits:

------------------

1.                          31.1          Certification  of  each  principal   executive  officer  and      21
                                          principal financial officer

2.                          32.1          Certification of Periodic Financial Report

3.                          10.1          Press release on major order                                      22
4.                          10.2          Subcontract agreement between Transbotics and customer            23
                                          dated June 4, 2003
5.                          10.3          Modification  1to Subcontract agreement between Transbotics       39
                                          and Customer dated August 27, 2003
6.                          10.4          Copy of press release announcing new working capital
                                          (incorporated by reference to the Company's  September 26,
                                          2003 8K exhibit 10.1)
7.                          10.5          Subscription agreement for 600,000 shares and $150,000
                                          convertible note between Transbotics and Robison-oates
                                          Investment fund, LLC. (incorporated by reference to the
                                          Company's  September 26, 2003 8K exhibit 10.2)
8                           10.6          Subscription agreement for 300,000 shares and $75,000
                                          convertible note between Transbotics and Curt Kennington.
                                          (incorporated by reference to the Company's  September 26,
                                          2003 8K exhibit 10.3)
9                           10.7          Subscription agreement for 300,000 shares and $75,000
                                          convertible note between Transbotics and Anthony Packer.
                                          (incorporated by reference to the Company's  September 26,
                                          2003 8K exhibit 10.4)
10                           10.8          Investor Rights Agreement between the Corporation and
                                          Shareholders (incorporated by reference to the Company's
                                          September 26, 2003 8K exhibit 10.5)
11                          10.9          Form D Notice of sale of securities pursuant to regulation        45
                                          D dated October 7, 2007
