Form 10KSB
period 2003-11-30
TRANSBOTICS CORP
filed 2004-02-26
CIK 859621

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         [Fee Required]

For the fiscal year ended  November 30, 2003 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         [No Fee Required]

For the transition period from _________ to
Commission file number   0-18253
                         _______

                             TRANSBOTICS CORPORATION
                 (Name of small business issuer in its charter)


                   Delaware                               56-1460497
          ______________________________              ___________________
         (State or other jurisdiction of               (I.R.S. Employer
          incorporation or organization)              Identification No.)


      3400 Latrobe Drive, Charlotte, North Carolina          28211
      ______________________________________________       __________
        (Address of principal executive offices)           (Zip Code)


      Issuer's telephone number   (704) 362-1115
                                  ______________


      Securities registered pursuant to Section 12(b) of the Exchange Act:

                                            Name of each exchange on
              Title of each class           which registered

                      None                           None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                           .01 Par Value Common Stock
                           __________________________
                                (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes  X   No
                                    ---     ---

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: $4,215,957

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was $1,455,916 based upon the closing sales price of Common Stock on OTC Bulletin Board on January 15, 2004 of $0.51 per share.

     As of January 15, 2004, 4,786,451 shares of Registrant's Common Stock, par value $.01 per share, were outstanding.

     Portions of the Registrant's Annual Report to the security holders for the fiscal year ended November 30, 2003 furnished to the Commission pursuant to Rule 14a-3(b) under the Securities Exchange Act of 1934 are incorporated by reference in Part II, Items 6 and 7. In addition, portions of the Registrant's definitive proxy statement for the 2004 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 are incorporated by reference in Part III, Items 9, 10, 11 and 12.

     Transitional Small Business Disclosure Format (check one): Yes   No X
                                                                   ---  ---

--------------------------------------------------------------------------------

                                     PART I

Item 1.  Description of  Business

General

Transbotics Corporation (the "Company") was founded in 1982 as the North American affiliate of Netzler & Dahlgren Co. AB ("Netzler & Dahlgren"), a Swedish company, to acquire or license Netzler & Dahlgren control technologies and products for Automatic Guided vehicles ("AGVs") and to enhance, modify, and otherwise adapt them for use by customers in North America. AGVs are driverless, computer-controlled vehicles that are programmed to transport materials through designated pickup and delivery routines within a particular facility (usually a manufacturing or distribution facility) and to transmit information concerning system status, inventory tracking and system controls to a system controller.

On March 28, 1990, the Company successfully completed its initial public offering netting $1,996,598 to improve its financial position for potential growth opportunities. On November 30, 2000, the Company's license agreement with Netzler & Dahlgren was modified to allow the Company to pursue end user AGV business world wide on a non-exclusive basis. In 2001, the Company started doing business under the name Transbotics Corporation and officially changed its corporate name from NDC Automation, Inc. through charter amendment in 2002.

     The Company's current core business is to be a supplier of Automatic Guided Vehicle systems ("AGV systems") and automation solutions in the material handling industry. The Company also sells vehicle controls hardware, software, engineering services and other components that are incorporated by original equipment manufacturers ("OEMs") into AGVs and AGV systems.

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

     The Company supplies turnkey AGV systems to end users. The Company's market approach also includes selling its hardware, software and engineering services to OEM customers (i.e., manufacturers of AGV systems, AGVs and other vehicles that can be equipped for automation to fit the end-users' need). The Company sells such products and services to such OEM customers both directly and as a subcontractor. In 2003, sales of AGV related systems products and services accounted for almost all of the Company's net revenues, as it did in 2002.

     The Company's principal office is located at 3400 Latrobe Drive, Charlotte, North Carolina, 28211, and its telephone number is (704) 362-1115.

Strategy

     The Company's current business objective and strategy is to strengthen its core business through active marketing, distribution, installation and support of material handling automation solutions utilizing AGV system control technology, engineering and related products.

The Company's strategy is to increase awareness of its AGVS technology and system capabilities among end users as well as creating new relationships with AGVS suppliers and system suppliers that would be qualified to distribute the products or systems to end users. As part of the strategy, the Company intends to pursue potential niche markets of end users. The geographical focus of the Company's core business is North America.

The Company will continue to review its strategy as it monitors the market, competition and growth opportunities for its products. Results of such reviews may affect the above strategies. There can be no assurance that any of the above strategies or future strategies will meet management's objectives for success or growth.


Automatic Guided Vehicle Systems

     AGVs are driverless, computer-controlled vehicles that are programmed to transport materials through designated pickup and delivery routines within a particular facility (usually a manufacturing or distribution facility) and to transmit system status, inventory tracking and control and other information. In many manufacturing and distribution processes, material handling needs are met by roller tables, conveyors, manually operated vehicles and other conventional methods. The AGVs can be rerouted within the constraints imposed by the particular system. The Company's AGV system products and services have been used in a variety of manufacturing and distribution industries, including warehousing, textiles, newspaper publishing and electronics.

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

     Vehicle guidance based on laser technology eliminates the need for extensive facility reconfiguration upon installation. The laser guidance technology employs a rotating laser beam emitted from a vehicle to sweep the room and calculate angles to detected reflectors. The data gathered in this manner is used by the vehicle's computer to determine its location and progress towards its destination. The vehicle can be rerouted remotely by computer. Management believes that laser guidance is superior to traditional technology because it permits the end user to alter the designated routines of AGVs without extensive reconfiguration of the facility .

     The end users of AGV systems typically are businesses that need to move objects by vehicle within a single manufacturing or distribution facility. For example: 1) A leading car manufacturer transports engines in its production facility with AGVs. 2) A significant number of newspapers use AGV systems incorporating the Company's products to move paper rolls and finished editions through their printing plants.

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

     AGV systems can be custom-designed by the Company, system houses and OEMs, and occasionally by end users, to satisfy the material handling needs of an end user's facilities. The more complex AGV systems perform several functions and are controlled by highly sophisticated computer software. These systems track and maintain the flow of materials through an entire manufacturing or distribution process. In doing so, they use numerous vehicles to move parts and assemblies through the various operations necessary to produce the finished product. The AGV system's own computers provide host production computers with the information necessary for management to make real-time production decisions.

The License Agreement

     The Company's AGV system products and services incorporate technology licensed by and products purchased from Danaher Motion Saro AB , Saro, Sweden ( "Danaher"), formerly Netzler & Dahlgren, as well as technology that it has acquired or developed itself. Prior to November 30, 2000 the Company operated under a Master License Agreement ("MLA") dated December 1, 1987, as restated November 30, 1995, in which the Company received from Danaher AGV technology, hardware, software, know-how and consulting services. The Master License Agreement provided the Company the sole rights to commercially and technically utilize, apply and sub-license Danaher's AGV system control technology and to sell its AGV system products in North America to OEMs who manufacture vehicles in North America. The MLA, however, provided that other Danaher licensees that manufactured vehicles outside of North America could sell complete AGVs equipped with Danaher controls to customers in North America. Danaher itself does not sell custom vehicle frames for AGVs.

     On November 30, 2000, the Company renegotiated its license agreement with Danaher. The new agreement, dated November 30, 2000, expanded the scope and territory of the Company's rights to permit the Company to sell to end-users on a worldwide basis, and continues its rights to sub-license the technology in North America to OEM's but on a non-exclusive basis. The 2000 license agreement continues to allow the Company to distribute the Danaher laser technology as described above in North America. The agreement's term extends to December 1, 2010 and is subject to automatic two year extensions unless and until either party, in compliance with certain procedures, notifies the other of its intention to terminate the agreement. It provides for payment of a 10% royalty on sub-license fees received by the Company with respect to AGV system technology. It also provides that the Company has the right to purchase Danaher products at prices determined annually. Royalties are due 30 days following receipt of payment by the Company. During the fiscal year ended November 30, 2003, the Company incurred no royalties to Danaher with respect to technology sub-licenses and purchased an aggregate of $615,644 of hardware, software and engineering consulting services from Danaher.

Customers

     A substantial portion of the Company's business in any given year is derived from a limited number of customers, although the identity of those customers varies somewhat from year to year. For the fiscal year ended November 30, 2003, orders from the three largest customers accounted for 17.9% , 9.8% and 6.8% of the Company's net revenues. For fiscal 2002, orders from the three largest customers accounted for 9.9%, 8.2% and 7.0% of the Company's net revenues. For fiscal 2001, orders from the three largest customers accounted for 15.8%, 11.2% and 10.4% of the Company's net revenues.

     End users of the Company's products and services are reached generally by the Company's direct sales and sales to system suppliers and OEMs.

     The Company sold products to over ten system supplier and OEM customers in 2003 that acquired the Company's products under various types of agreements. Depending on the terms of such agreements, the system supplier can typically obtain hardware, software and access the Company's specific AGV system know-how.

     AGV system products and services sold to system suppliers, OEMs and Danaher as a group accounted for approximately 32%, 16% and 31% of the Company's net revenues in the fiscal years ended November 30, 2003, 2002 and 2001 respectively. For the fiscal year ended November 30, 2003, such customers accounted for approximately $1,350,000 in net revenues.

     The Company also sold in 2003 its AGV system products and services directly to end users to incorporate such components and equipment into AGV systems suitable for their particular needs. AGV system products and services sold directly to end users accounted for approximately 68%, 84% and 69% of the Company's net revenues in the fiscal years ended November 30, 2003, 2002 and 2001, respectively.


Marketing

     The Company's marketing strategy and goal is to promote the advantages of its automation solutions using AGV control technology for automated transport material handling, particularly the Lazerway(TM) system. The Company actively markets all of its automation solutions, products and services to end users as well as OEM's and system suppliers. The goal is to fashion a material movement system that will satisfy the end user's particular needs. Such technology once installed can be maintained by factory floor technicians. The Danaher technology has been used in more than 1000 AGV systems with over 7,000 vehicles (composed of as few as one vehicle and as many as 50 vehicles). In its approach to certain prospective end user customers, the Company will offer a teamed technology arrangement. In such an arrangement, the Company will work with its OEM customer to integrate the Company's products and services with their equipment.

     The Company's marketing program is led by its President, its Executive Vice President, and marketing director, while the salespersons are responsible for developing direct relationships with end users, system suppliers, OEMs, and distributors. The Company attends the major trade shows held by the materials handling industry and advertises in various industry publications.

     The bidding process for system sales to end users takes, on average, three months to one year for completion. The design, manufacture and installation of AGV systems utilizing the Company's products and services require an additional six to twelve months.

Backlog

     Backlog consists of all amounts contracted to be paid by customers but not yet recognized as net revenues by the Company. At November 30, 2003, the Company had a backlog of approximately $1,550,000 compared to $1,040,000 total backlog one year earlier. Substantial fluctuations in backlog are considered normal due to the size of AGV system contracts.

Patents and Proprietary Information

     Product developments sponsored and funded by the Company are the property of the Company and may be patented by the Company. The Company owns and licenses various patents and trademarks with varying expiration dates.

     Management believes that the Company's know-how and ability to modify and adapt its products to changing applications is just as significant to the maintenance of its competitive position as is the protection afforded by its patent and trademark rights.

Research and Development

     The Company's research and development activities are designed to complement existing products and services and not to innovate radically different technologies. Management relies upon Danaher to innovate new technology to which the Company is entitled according to the terms of the License Agreement but relies on itself for AGV vehicle designs and integration.

     The Company spent $241,175 for research and development in fiscal 2003, compared to $133,365 and $80,562 in fiscal 2002 and 2001, respectively.

Inventory

     The Company purchases considerable amounts of hardware and software from Danaher. The lead time required for such purchases averages approximately sixteen weeks. Other manufactured products inventoried by the Company require similar lead times. Due to the long lead times required, a general increase in the volume of business can require increases in inventory levels.

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

     The Company faces less competition from non-OEM companies supplying AGV control technology than from OEMs who offer turnkey AGV systems based on their own proprietary AGVS technology. The Company has yet to convert such major OEMs from their own AGVS technology to the Company's technology. Accordingly, the Company's primary focus is providing turn-key systems to end users in the market place. Presently there are approximately 10 companies offering AGV solutions in the market place.

     The terms of the License Agreement with Danaher do not prohibit its licensees from entering the North American market or Danaher from signing up new licensees in North America to compete with the Company and its sub-licensees or to supply completed AGVs to the Company's sub-licensees. During the past years the Company noted an increased presence of such foreign licensees in the North American market compared to prior years. Management presently believes this trend may continue and could be a material threat to the Company's current and potential revenues.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's Common Stock previously traded on the National Association of Securities Dealers, Inc. ("NASDAQ") National Market under the symbol "AGVS". The Company's common stock began trading on the OTC Bulletin Board in November, 1995. As of November 30, 2003, 4,786,451 of the Company's 11,000,000 authorized shares of Common Stock were issued and outstanding.

     Trading in the Company's securities commenced on March 28, 1990. The table below indicates quarterly high and low bid and asked information for the years ended November 30, 2003 and 2002, respectively, as provided to the Company by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without dealer mark-up, mark-down, or commission, and may not represent actual transactions.

     The approximate number of holders of record of common stock of the Company as of January 15, 2004 was 170. The Company believes that there are approximately 641 beneficial owners of the Company's common stock.

                                                                   Market Price per Share
                                       _______________________________________________________________________________
                                                        2003                                    2002
                                       _______________________________________________________________________________
                                              High                 Low                High                Low
Quarter Ended                            Bid        Ask       Bid      Ask       Bid       Ask       Bid       Ask
______________________________________________________________________________________________________________________
February 28                              0.20       0.40      0.11     0.16      0.32      0.55      0.21      0.33
May 31                                   0.15       0.20      0.05     0.08      0.30      0.52      0.20      0.24
August 31                                0.45       0.53      0.10     0.19      0.21      0.35      0.10      0.12
November 30                              1.04       1.05      0.15     0.35      0.21      0.30      0.04      0.05
====================================== ========= =========== ======= ========= ========= ========= ========= =========


The Company has never paid any cash dividends and has no present intention to declare or pay cash dividends. The Company continues to explore its options to raising additional capital, entering into a possible business combination or taking the Company private.

On September 23, 2003, in a private placement to accredited investors pursuant to rule 506 of Regulation D promulgated by the Securities and Exchange Commission, 1) the Company sold 1,200,000 shares of its common stock, par value $0.01 per share ("common stock") at $0.25 a share for a total of $300,000, and
2) issued $300,000 of Convertible Subordinated Notes. The interest rate on the Notes is 6% per annum and is payable quarterly beginning November 30, 2003. Principal and unpaid interest shall be payable on September 30, 2013. For as long as these Notes are outstanding, any of these Notes may be converted in whole, but not in part, at the option of the holder into shares of common stock of the Company at a conversion price of $0.40 per share. The Notes are subject to redemption in whole or in part, by the Company at any time after September 30, 2006. The Company has agreed to register the shares of common stock and any new shares issued upon conversion of the notes for resale under the Securities act of 1933, as amended, pursuant to an investor rights agreement dated September 23, 2003. Under the agreement, the Company has agreed to file a registration statement for these shares ,as well as 1,208,214 shares held by two Company officers and/or affiliates of such officers by March 23, 2004.

The net proceeds to the Company from the sale of these shares and Notes was approximately $559,000 (deducting related offering expenses). The Company applied such proceeds to bring payables to vendors current and apply the remainder of such proceeds to working capital needs and other general corporate purposes.

                      EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information about our equity compensation plans as of November 30, 2003. All outstanding awards relate to our common stock. For additional information about our equity compensation plans, see note 12 to our financial statements in Item 7.

                                                                                     Number of securities
                                                                                     remaining available for
                                                                                     future issuance under
                                 Number of securities to      Weighted-average       equity compensation
                                 be issued upon exercise      exercise price of      plans (excluding
                                 of Outstanding options,      outstanding options,   securities issuable under
Plan category                    warrants and rights          warrants and rights    outstanding options, warrants and rights)
____________________________________________________________________________________________________________________
Equity compensation plans
approved by security holders           227,500                    $0.24                   34,000

Equity compensation plans
not approved by security
holders                                   -                         -                          -
____________________________________________________________________________________________________________________

Total                                  227,500                    $0.24                        -
====================================================================================================================

                                    PART III

Item 6.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations

     The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's Annual Report to the security holders furnished to the Commission under Rule 14a-3(b) of the Securities Exchange Act of 1934 (a copy of which is included in the exhibits hereto) is incorporated herein by reference.

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

Item 8A.  Controls and Procedures

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

     The Company's management, under the supervision and with the participation of its President, have concluded based on their evaluation as of the end of the period covered by this report that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the President of the Company, as appropriate to allow timely decisions regarding required disclosure.

     There were no significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the date of evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. Without limiting the foregoing, there have been no significant changes in internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


Item 9.  Directors and Executive Officers of the Registrant

     The information under the captions "Election of Directors", "Management", and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Registrant's definitive Proxy Statement are incorporated herein by reference.

     The Board has adopted a Code of Business Conduct and Ethics, which applies to all of the Company's employees, officers and Directors. The Code of Business Conduct and Ethics is filed as an exhibit to this report.

Item 10.  Executive Compensation

     The information under the captions "Compensation of Directors" and "Executive Compensation" in the Registrant's definitive Proxy Statement for its 2004 Annual Meeting of Stockholders are incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information set forth under the caption "Security Ownership of Management and Others" in the Registrant's definitive Proxy Statement for its 2004 Annual Meeting of Stockholders is incorporated herein by reference.

     Information concerning securities authorized under equity compensation plans of the Company is included under Item 5 of this report and is incorporated under this Item 11 by reference.

Item 12.  Certain Relationships and Related Transactions

     The information set forth under the caption "Certain Transactions" in the Registrant's definitive Proxy Statement for its 2004 Annual Meeting of Stockholders is incorporated herein by reference.




                                     PART IV

Item 13.         Exhibits and Reports on Form 8-K

(a)      Exhibits:

Exhibit
No.                              Description
_______
     3.1  (a)*                 Certificate of Incorporation of the Company (incorporated by reference to Exhibit  3.1 to the Company's Form 10-K for the fiscal year ended November 30, 1990 (the 1990 Form
                               10-K)
          (b)*                 Certificate of Amendment dated May 27, 1993 (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form  S-1 dated August 27, 1993)
          (c)*                 Delaware Certificate of Amendment dated June 25, 2002 for Company's name change to
                               Transbotics Corporation
     3.2  *                    Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's 1990
                               Form 10-K)
     4.1  *                    Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 to the
                               Company's Registration Statement (No. 33-32925) on Form S-18)
    10.1  (a)*                 Profit Sharing Plan and Trust Agreement dated April 1, 1983, as amended (incorporated by reference to Exhibit 10.1 to the Company's 1990 Form 10-K)
          (b)*                 Nonstandardized Code 401(k) Profit Sharing Plan (incorporated by reference to
                               Exhibit 10.48 to the Company's 1990 Form 10-K)
          (c)*                 Adoption Agreement #004 Nonstandard Code 401(k) Profit Sharing Plan dated
                               October 26, 1992 (incorporated by reference to Exhibit 10.1(b) to the Company's
                               Form 10-K for the fiscal year ended November 30, 1992 (the 1992 Form 10-K))
10.2      (a)*                 License Agreement dated November 30, 2000 between the Company and Netzler & Dahlgren
                               Co. AB  (incorporated by reference to Exhibit 10.1 to the December 20, 2000  Form 8-K)
          (b)*                 Security Agreement dated March 2, 2001 between the Company and Netzler & Dahlgren
                               Co. AB   (incorporated by reference to Exhibit 10.2(h) to the Company's
                               Form 10-KSB for the fiscal year ended November 30, 2000 (the 2000 Form 10-KSB))
10.3      *                    Technology License Agreement dated December 1, 1999 between the Company and Mentor
                               AGVS (incorporated by reference to Exhibit 10.4(c ) to the Company's 1999 Form 10-KSB)
10.4      *                    Service and Support Agreement dated December 14, 1999 between the Company and the
                               Raymond Corporation (incorporated by reference to Exhibit 10.7 to the Company's 1999
                               Form 10-KSB)
10.5      *                    Employment Agreement dated March 1, 1999 between Claude Imbleau and the Company
                               (incorporated by reference to Exhibit 4  to the Company's Form 10-QSB for the period ending May 31, 1999)
10.6       (a)*                Reimbursement Agreement between NDC Automation, Inc. and Netzler & Dahlgren Co AB dated June 29, 1998 (incorporated by reference to Exhibit 2 to the Company's Form
                               10-QSB for the period ended May 31, 1998)
           (b)*                Deed of Trust between NDC Automation, Inc. and Netzler & Dahlgren Co AB dated June 29,
                               1998 (incorporated by reference to Exhibit 3 to the Company's Form 10-QSB for the period ended May 31, 1998)
           (c )*               Promissory Note between NDC Automation, Inc. and Netzler & Dahlgren Co AB dated June
                               30, 1998 (incorporated by reference to Exhibit 4 to the Company's Form 10-QSB for the period ended May 31, 1998)


Item 13.         Exhibits and Reports on Form 8-K
Exhibit
No.                              Description
_______                          ___________

10.6       (d)*                Promissory Note between the Company and Netzler & Dahlgren Co AB dated June 30, 2000
                               (incorporated by reference to Exhibit 1 to the Company's Form 10-Q-SB for the period ended August 31,2000)
10.7       *                   Certificate of Assumed Name as Transbotics Corporation(incorporated by reference to
                               Exhibit 10.15 to the Company's Form 10-KSB for fiscal year ended November 30, 2001)
10.8                           Promissory Note and other related agreements between Transbotics and SouthTrust Bank dated November 13, 2003
10.9       *                   Press release on major order (incorporated by reference to Exhibit 10.1 to the Company's
                               Form 10-QSB for the period ending August 31, 2003)
10.10      *                   Subcontract agreement between Transbotics and customer dated June 4, 2003
                               (incorporated by reference to Exhibit 10.2 to the Company's Form 10-QSB for the period ending August 31, 2003)
10.11      *                   Modification  1 to Subcontract agreement between Transbotics and Customer dated August
                               27, 2003(incorporated by reference to Exhibit 10.3 to the Company's Form 10-QSB for the
                               period ending August 31, 2003)
10.12      *                   Copy of press release announcing new working capital ( incorporated by reference to
                               Exhibit 10.1 to the Company's  September 26, 2003 Form 8-K)
10.13      *                   Subscription agreement for 600,000 shares and $150,000 convertible note between
                               Transbotics and Robison-Oates Investment fund, LLC. ( incorporated by reference to
                               Exhibit 10.2 to the Company's  September 26, 2003 Form 8-K)
10.14      *                   Subscription agreement for 300,000 shares and $75,000 convertible note between
                               Transbotics and Curt Kennington. ( incorporated by reference to Exhibit 10.3 to the Company's
                               September 26, 2003 Form 8-K)
10.15      *                   Subscription agreement for 300,000 shares and $75,000 convertible note between
                               Transbotics and Anthony Packer. (incorporated by reference to Exhibit 10.4 to the
                               Company's September 26, 2003 Form 8-K)
10.16      *                   Investor Rights Agreement between the Corporation and Shareholders (incorporated by reference to Exhibit 10.5 to the Company's  September 26, 2003 Form 8-K)
10.17      *                   Form D Notice of sale of securities pursuant to regulation D dated October 7,
                               2007(incorporated by reference to Exhibit 10.9 to the Company's Form 10-QSB for the
                               period ending August 31, 2003)
10.18      *                   Press release on major order (incorporated by reference to Exhibit 10.1 to the
                               Company's January 15 2004 Form 8-K)
10.19                          License Agreement dated December 31, 2003 between the Company and Frog Navigation
                               Systems B.V.
10.20                          Major contract between Transbotics and customer that was announced on January 15, 2004 Form 8-K
13.                            Company's 2003 Annual Report
14                             Transbotics Code of Business Conduct & Ethics
23.3                           Consent of McGladrey & Pullen, LLP to the incorporation by reference of its independent auditor's report in this Form 10-KSB
31.1                           Certification of by Claude Imbleau, The Company's President, CEO, Principal Financial Officer
                               and Principal Accounting Officer
32.1                           Certification of Periodic Financial Report pursuant to 18 U.S.C. section 1350
99.1*                          United States Letters Patent for Optical Navigation System for an Automatic Guided
                               Vehicle and Method (Patent No. 4,626,132; Date of Patent 08/15/89) (incorporated by reference to Exhibit 28.1 to the Form S-18)
99.2*                          United States Letters Patent for Method and Apparatus for Providing Destination and
                               Vehicle Function Information to an Automatic Guided Vehicle (Patent No. 4,780,817;
                               Date of Patent 10/25/88) (incorporated by reference to Exhibit 28.2 to the Form S-18)
99.3*                          United States Patent and Trademark Office Notice of Recordation of Assignment
                               Document for United States Letters Patent for Automatic Guided Vehicle Traffic Control
                               System and Method (Document Date 02/19/88) (incorporated by reference to Exhibit 28.3 to the Form S-18)



Item 13.         Exhibits and Reports on Form 8-K
Exhibit
No.                           Description
________                      ___________

99.4*                         Canadian Letters Patent for Apparatus and Method for Optical Guidance System
                              for Automatic Guided Vehicle (Patent No. 1,236,132; Date of Patent 05/17/88)
                              (incorporated by reference to Exhibit 28.4 to the Form S-18)
99.5*                         United States Letters Patent for Automatically Guided Vehicle Having Steering
                              Mechanism for Enabling Vehicle to Follow Guidance Wire (Patent No. 4,729,449;
                              Date of Patent 03/08/88) (incorporated by reference to Exhibit 28.5 to the Form S-18).
99.6*                         United States Letters Patent for Apparatus and Method for Optical Guidance System for
                              Automatic Guided Vehicle (Patent No. 4,626,995; Date of Patent 12/02/86) (incorporated by reference to Exhibit 28.6 to the Form S-18)
99.7                          United States Certificate of Registration of Trademark POWERWAY (No.
                              2,323,133; Date of Registration 02/29/2000)
99.8                          United States Certificate of Registration of Trademark TRANSBOTICS (No.
                              2,740,372; Date of Registration 07/22/2003)


* Certain of the exhibits to this Report, indicated by an asterisk, are hereby incorporated by reference to other documents on file with the Commission, with which they are filed in fact, to be a part hereof as of their respective dates.

(b)  Reports on Form 8-K

1. January 15, 2004 Form 8-K filing for receipt of purchase order from an Food and Beverage customer, value approximately $2,000,000

2. September 26, 2003 Form 8-K filing for $300,000 Private placement and newly $300,000 issued convertible debt.

3. September 5, 2003 Form 8-K filing for receipt of purchase order from the aviation industry , value approximately $700,000

Item 14.  Principal Accountant Fees and Services

     The information under the captions "Principal Accountant Fees and Services" in the Registrant's definitive Proxy Statement for its 2004 annual meeting of stockholders is incorporated herein by reference.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              TRANSBOTICS CORPORATION
                                               Registrant


                                              By :/s/ Claude Imbleau
                                                  ------------------------------
                                                     Claude Imbleau
                                                     President, CEO, CFO



Date: February 6, 2004


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and date indicated.


                                By: /s/ D. Bruce Wise
                                    -----------------------------------
                                    D. Bruce Wise
                                    Chairman of the Board of Directors

                                By :/s/ Claude Imbleau
                                    -----------------------------------
                                    Claude Imbleau
                                    President, CEO
                                    Director ( Principal Executive Officer,
                                    Principal Financial Officer and Principal
                                    Accounting Officer)

                                By:  /s/ Richard D. Schofield
                                    -----------------------------------
                                    Richard D. Schofield
                                    Director

                                By: /s/ Raymond O. Gibson
                                    -----------------------------------
                                    Raymond O. Gibson
                                    Director

                                By: /s/ John H. Robison
                                    -----------------------------------
                                    John H. Robison
                                    Director

                                By: /s/ Edward H. Gross
                                    -----------------------------------
                                    Edward H. Gross
                                    Director



Date: February 24, 2004