Form 10QSB
period 2004-02-29
TRANSBOTICS CORP
filed 2004-04-08
CIK 859621

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        February 29, 2004
--------------------------------------------------------------------------------


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

     As of March 15, 2004, there were 4,786,451 shares of common stock outstanding.

     Transitional Small Business Disclosure Format (Check one):
      Yes   ; No X
         ---    ---

                                    I N D E X



                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

        Condensed Balance Sheets
           February 29, 2004 (Unaudited) and November 30, 2003               3-4

        Condensed Statements of Operations
           Three months ended February 29, 2004 and February 28, 2003
           (Unaudited)                                                         5

        Condensed Statements of Cash Flows
           Three months ended February 29, 2004 and February 28, 2003
           (Unaudited)                                                         6

        Notes to Condensed Financial Statements                              7-8

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               9-13


  Item 3. Controls and Procedures                                             14


PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                                   15

  Item 2. Changes in Securities                                               15

  Item 3. Defaults Upon Senior
          Securities                                                          15

  Item 4. Submission of Matters to a Vote of Security Holders                 15

  Item 5. Other Information                                                   15

  Item 6. Exhibits and Reports on Form 8-K                                    15

             (a)  Exhibits -- Press Releases and other Exhibits

             (b)  Reports on Form 8-K


SIGNATURES                                                                    16

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
                             TRANSBOTICS CORPORATION

                            CONDENSED BALANCE SHEETS

                                                             February 29,      November 30,
                                                                 2004              2003
                                                             (Unaudited)
---------------------------------------------------------------------------------------------

      ASSETS

CURRENT ASSETS
     Cash and cash equivalents                               $    157,268      $     545,193
     Accounts receivable, net                                   1,337,585            683,654
     Inventories                                                  375,176            301,038
     Costs and estimated earnings in excess of
            billings on uncompleted contracts                       1,137             12,916
     Prepaid expenses and other assets                             39,111             15,979

---------------------------------------------------------------------------------------------
          Total current assets                                  1,910,277          1,558,780
---------------------------------------------------------------------------------------------

NONCURRENT DEPOSITS                                                35,760             32,760
---------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT
      Furniture, fixtures and office equipment                    177,760            172,824
      Machinery and equipment                                      61,307             61,307
---------------------------------------------------------------------------------------------
                                                                  239,067            234,131

       Less accumulated
        depreciation                                              149,923            136,140
---------------------------------------------------------------------------------------------
                                                                   89,144             97,991
---------------------------------------------------------------------------------------------
                                                             $  2,035,181      $   1,689,531
=============================================================================================


See Notes to Condensed Financial Statements

                                                            February 29,     November 30,
                                                               2004             2003
                                                            (Unaudited)
------------------------------------------------------------------------------------------


      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Current maturities of long- term
      debt                                                  $          -     $          -
     Accounts payable and accrued expenses                       533,044          446,093
     Billings in excess of costs and estimated
              earnings on uncompleted contracts                  906,095          518,780
------------------------------------------------------------------------------------------
         Total current
          liabilities                                          1,439,139          964,873
------------------------------------------------------------------------------------------
LONG-TERM DEBT (Note D )                                         300,000          300,000
------------------------------------------------------------------------------------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
       Preferred stock, par value $.01 per share;
              1,000,000 shares authorized; no shares issued            -                -
       Common stock, par value $.01 per share;
                11,000,000 shares
                 authorized;
                4,786,451
                 shares
                issued and outstanding                            47,864           47,864
       Additional paid-in
        capital                                                4,564,376        4,545,973
       Accumulated deficit                                    (4,316,198)      (4,169,179)

------------------------------------------------------------------------------------------
                                                                 296,042          424,658
------------------------------------------------------------------------------------------
                                                            $  2,035,181     $  1,689,531
==========================================================================================

                             TRANSBOTICS CORPORATION


                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                 Three Months Ended
                                                            February 29,   February 28,
                                                               2004            2003
-----------------------------------------------------------------------------------------

Net revenues                                                $  1,175,089   $   1,050,776
Cost of goods sold                                               799,944         644,837
-----------------------------------------------------------------------------------------
    Gross profit                                                 375,145         405,939
-----------------------------------------------------------------------------------------

Operating expenses:
      Selling                                                    146,108         134,813
      General and administrative                                 306,729         209,835
      Research and development                                    63,826          61,007
-----------------------------------------------------------------------------------------
                                                                 516,663         405,655
-----------------------------------------------------------------------------------------
            Operating income
             (loss)                                             (141,518)            284

Net interest expense                                              (5,501)         (1,772)
-----------------------------------------------------------------------------------------

Loss before income
 taxes                                                          (147,019)         (1,488)

Federal and state income taxes  (Note B)                               -               -
-----------------------------------------------------------------------------------------
           Net loss                                         $   (147,019)  $      (1,488)
=========================================================================================

Weighted average number of common
     shares outstanding                                        4,786,451       3,586,451

-----------------------------------------------------------------------------------------

Loss per common share - basic (Note C)                            $(0.03)         $(0.00)
Loss per common share - diluted (Note C)                           (0.03)          (0.00)

=========================================================================================

Dividends per common share                                  $          -   $           -
=========================================================================================

See Notes to Condensed Financial Statements

                             TRANSBOTICS CORPORATION


                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Three Months Ended
                                                                  February 29,   February 28,
                                                                     2004           2003
-----------------------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN)
     OPERATING  ACTIVITIES                                        $    (379,419) $      62,079
-----------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

      Purchase of property and
       equipment                                                         (4,936)        (3,291)
-----------------------------------------------------------------------------------------------
         NET CASH USED IN
            INVESTING ACTIVITIES                                         (4,936)        (3,291)
-----------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
        Principal payments on long-term borrowings                            -        (27,051)
-----------------------------------------------------------------------------------------------
         NET CASH USED IN
              FINANCING ACTIVITIES                                            -        (27,051)
-----------------------------------------------------------------------------------------------
       Effect of foreign currency exchange rate changes
          on cash and cash equivalents                                   (3,570)       (14,160)
-----------------------------------------------------------------------------------------------
     Increase (decrease) in cash and cash equivalents                  (387,925)        17,577

      Cash and cash equivalents:

           Beginning                                                    545,193          8,365
-----------------------------------------------------------------------------------------------
           Ending                                                 $     157,268  $      25,942
===============================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Cash payments  for :
           Interest                                               $       5,501  $       1,772

===============================================================================================

See Notes to the Condensed Financial Statements

                             TRANSBOTICS CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



Note A.


The unaudited condensed financial statements and related notes have been prepared by Transbotics Corporation (the "Company"), without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at February 29, 2004, and for all periods presented, have been made.


Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended November 30, 2003. The results of operations for the three months ended February 29, 2004 are not necessarily indicative of the operating results for the full year.



Note B. Income Taxes


The Company did not recognize any income tax benefits in 2003 and 2004 for its current losses as all prior taxes were recognized in the previous financial statements and utilization of operating loss carryforwards in the future are not assured .

Note C. Earnings (losses) per common share:


Basic per share amounts are computed, generally, by dividing net income or loss by the weighted-average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is antidilutive. At February 29, 2004 and February 28, 2003 the Company had options outstanding to purchase a total of 261,500, and 279,000 shares of common stock, respectively, at weighted-average exercise prices of varying amounts.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

   Note D.  Note Payable and Long-Term Debt


                                                    February 29,  November 30,
                                                        2004          2003
--------------------------------------------------------------------------------
Note payable agreement that allows the Company to
borrow up to $150,000 and bears interest at the
lender's prime rate plus 1.50% per annum. The loan
agreement is further secured by the Company's
assets and expires November 11, 2004. (1)(2)        $    -       $     -
--------------------------------------------------------------------------------

Long-term debt consists of the following :
--------------------------------------------------------------------------------

In September 2003, the Company issued $300,000
principal amount of 6% convertible subordinated
notes due September 2013. Interest on the 6%
convertible notes is payable quarterly on February
28th, May 31st, August 31st and November 30th. The
6% convertible notes were issued at 100% principal
value, and are convertible into 750,000 shares of
common stock at the option of the holder at any
time at a price of $0.40 per share. The 6%
convertible notes may be redeemed, in whole or in
part, at the Company's option on or after
September 30, 2006 at 100% of the principal
amount.                                             $ 300,000    $ 300,000

Less current maturities                                 -            -
--------------------------------------------------------------------------------
                                                    $ 300,000    $ 300,000
================================================================================
(1) The prime rate at February 29, 2004 was 4.0% .
(2) The line of credit is secured by a first priority security interest in the Company's accounts receivable, inventory, software and intangibles.

Note E.  Continued operations

The Company has suffered operating losses. This left the Company with a poor equity position and negative working capital prior to raising additional equity and debt in 2003. Due to the prior losses, financing options are limited.

In September of 2003, the Company sold common stock and issued subordinated convertible notes which increased available resources . In addition, in January 2004 the Company entered into a contract for approximately $2,000,000 with a new customer. These factors, combined with the Company's increased profitability in 2003 and the support of the additional investors enhance the Company's ability to continue as a going concern.

Management has taken and continues to take the following actions in an attempt to increase revenues and minimize losses.

--   Establish and develop strategic alliances with selected customers
--   Pursue AGV system business in selected market niches
--   Grow the distribution business by adding new supplementary products
--   Expand the aftermarket sales business
--   Reduce operating expenses

The Company is also reviewing the possibility or feasibility of going private to reduce its operating expenses. The Company's current expenses relating to being public are approximately $200,000 annually.

There can be no assurance that the Company can successfully meet the objectives of any such activities.

Note F. Related Party Transactions

In 2003 the Company's landlord, Curt Kennington, became a related party when he invested in the Company by acquiring shares and convertible debt. During first quarter of 2004 and 2003 the Company's expenses to Mr. Kennington were $36,306 and $30,308 for rent, while interest expense was $1,125 and $0, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     The following discussion and analysis should be read in conjunction with the financial statements (including the notes thereto) presented elsewhere herein.

OVERVIEW

     The Company derives virtually all of its revenues from the sale of hardware, software and engineering services in connection with projects incorporating its Automated Guided Vehicle (AGV) control technology. In prior years the Company's net revenues from AGV systems, vehicles and technology were derived primarily from sales to customers serving a limited number of industries
- automotive, food and paper, textiles and newspaper publishing. The Company's results of operations can be expected to continue to depend substantially upon the capital expenditure levels in those industries and in other industries that the Company may enter.

     Due to the long sales cycle involved, uncertainties in timing of projects, and the large dollar amount a typical project represents, the Company has experienced, and can be expected to continue to experience, substantial fluctuations in its quarterly and annual results of operations.

     The Company sells its products and services primarily in two ways. Vehicles, technology and other products and services may be sold in a "project" that becomes an integrated AGV system. The other way is to sell hardware, software and services as standard items, with less involvement by the Company in overall system design. The Company generally would recognize lower net revenue but would realize a higher gross profit margin percentage selling standard items, in each case compared to the sale of a project, due to the inclusion in project sales of other vendors' products and services with margins generally lower than the Company's own products and services. Between any given accounting periods, the levels and mixture of standard item sales and project sales can cause considerable variance in net revenues, gross profit, gross profit margin, operating income and net income.

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

     Project contracts are billed upon attainment of certain "milestones." The Company grants payment terms of 30 days to its customers. The Company typically receives a cash advance ranging from 10% to 30% of the total contract amount. Bills are thereafter delivered as milestones are reached. Upon delivery of the project, the customer typically reserves a "retainage" of 10% to 20% pending system acceptance.

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

     Strategy diversification: Management has taken the following actions in an attempt to increase revenues and minimize losses. These approaches include the following:

--   Establish and develop strategic alliances with selected customers
--   Pursue AGV system business in selected market niches
--   Expand its material handling services for full system integration
--   Expand the aftermarket sales business
--   Reduce operating expenses



     Forward-looking statements: This report (including information included or incorporated by reference herein) contains certain forward-looking statements with respect to the financial condition, results of operation, plans, objectives, future performance and business of the Company.

     These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities:

-- Revenues from end user systems sales, new OEMs and new niches may be lower than expected or delayed.
-- General economic or business conditions, either nationally or in the markets in which the Company is doing business, may be less favorable than expected resulting in, among other things, a deterioration of market share or reduced demand for its products.

    RESULTS OF OPERATIONS

     The table below shows (a) the relationship of income and expenses relative to net revenues, and (b) the change between the comparable prior period and current period. This table should be read in the context of the Company's condensed statements of operations presented elsewhere herein.


                                                                                                      Percentage Change
                                                                                                           Increase
                                                          Percentage of Net Revenues                      (Decrease)
--------------------------------------------------------------------------------------------------------------------------------

                                                                                                      Three Months Ended
                                                          For the Three Months Ended                 February 28, 2003 vs.
                                                      February 29, 2004     February 28, 2003         February 28, 2004
                                                                %                 %                           %
--------------------------------------------------------------------------------------------------------------------------------
Net revenues                                                  100.0             100.0                    11.8
Cost of goods sold                                             68.1              61.4                    24.1
--------------------------------------------------------------------------------------------------------------------------------

Gross profit                                                   31.9              38.6                   (7.6)
--------------------------------------------------------------------------------------------------------------------------------

Operating expenses:
   Selling                                                     12.4              12.8                    8.4
   General and administrative                                  26.1              20.0                    46.2
   Research and development                                     5.4               5.8                    4.6
--------------------------------------------------------------------------------------------------------------------------------
                                                               43.9              38.6                    27.4
--------------------------------------------------------------------------------------------------------------------------------
Operating Income (loss)                                      (12.0)               0.1                     *

Net interest expense                                            0.5               0.2                   210.4
--------------------------------------------------------------------------------------------------------------------------------

Loss before income taxes                                     (12.5)             (0.1)                   9,780

Income taxes                                                      -                 -                     -
--------------------------------------------------------------------------------------------------------------------------------

Net loss                                                     (12.5)             (0.1)                   9,780

*Because the data changes from a negative to positive, the percentage change is not meaningful

Quarter ended February 29, 2004 Compared to the Quarter Ended February 28, 2003

     Net revenues increased by $124,313 or 11.8% from $1,050,776 in the earlier period to $1,175,089 in the latter period. The increase is primarily due to increased service revenues during the current quarter compared to the prior year.

     Cost of goods sold increased from $644,837 to $799,944, or 24.1% due to higher engineering cost and AGV vehicle cost while, as a percentage of net revenues, cost of goods sold increased from 61.4% to 68.1%. Gross profit decreased by $30,794, or 7.6% from $405,939 to $375,145 due primarily to lower margins on project AGV system revenues compared to the prior year. Gross profit as a percentage of revenues decreased from 38.6% to 31.9%.

     Selling expenses increased from $134,813 to $146,108, or 8.4% primarily due to a higher salary expense associated with new hires compared to 2003. General and administrative expenses increased from $209,835 to $306,729, or 46.2% compared to the prior year. The increase is primarily due to increases in audit and legal cost, as well as personnel and other general increases in expense. The Company incurred $63,826 of research and development expense in the first quarter ending in 2004 compared to $61,007 in the first quarter ending in 2003.

     Primarily as a result of the foregoing, operating loss increased by $141,802 from an operating income of $284 in the first quarter of 2003 to an operating loss of $141,518 in the first quarter of 2004.

     The net interest expense increased from $1,772 to $5,501 in the current year primarily due to interest on the new convertible debt.

     The Company did not recognize any tax benefits in 2004 and 2003 for its current losses, as the Company had net operating loss carryforwards. Deferred tax assets have not been recognized since utilization of operating loss carryforwards in the future are not assured.

     Primarily due to the decreased profit margin on revenues and increased general and administrative expenses in 2004 as described above, the Company incurred a net loss of $147,019 in first quarter of 2004 compared to net loss of $1,488 in the first quarter of 2003.

Backlog. Backlog consists of all amounts contracted to be paid by customers but not yet recognized as net revenues by the Company. At February 29, 2004, the Company had a backlog of approximately $3,300,000 compared to approximately $1,300,000 one year earlier. The significant increase was primarily due to a large order being received in January 2004 for approximately $2,000,000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company experiences needs for external sources of financing to support its working capital, capital expenditures and acquisition requirements when such requirements exceed its cash generated from operations in any particular period. The amount and timing of external financing requirements depend significantly upon the nature, size, number and timing of projects and contractual billing arrangements with customers relating to project milestones. The Company has relied upon bank financing under a revolving working capital facility, long-term debt, capital leases and proceeds of its public and private offerings to satisfy its external financing needs.

     During the period ended February 29, 2004 net cash used by operating activities was $379,419. The Company's Accounts receivable balance and Billings in excess of cost and estimated earnings on uncompleted contracts increased significantly due a large order received in January in 2004.

     The Company obtained a new $150,000 line of credit from a bank on November 13, 2003 as further described in note D. As of March 26, 2004 there were no outstanding borrowings. The line expires November 11, 2004.

     The Company believes that its working capital of $471,138 at February 29, 2004 is adequate for its current operations.

     The Company will, from time to time, reexamine the possibility or feasibility of going private to reduce its operating expenses. The Company's current expenses relating to being publicly held are approximately $200,000 annually.

CRITICAL ACCOUNTING POLICIES

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

Revenue recognition:

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

     Due to the length of the projects, the large dollar amount of each project, and inherent difficulties in estimating the total component costs, the use of different estimates and assumptions could have provided materially different results.

Stock options:

     Grants to employees under the stock option plans are accounted for following the recognition and measurement provisions of APB Opinion No. 25 and related interpretations. Accordingly, compensation cost has been recognized for the performance-based plans of $38,893 for the quarter ended November 30, 2003, and $18,403 for the quarter ending February 29, 2004. No compensation cost was recognized for the year ended November 30, 2002 and 2001 as the market price did not exceed the exercise price of the awards.

     There is no impact on reported net income and earnings per share of using the fair value method of accounting for stock-based compensation since the compensation expense using the fair value based method was lower than the compensation expense computed in accordance with provisions of APB 25.

     At February 29, 2004 and February 28, 2003 the Company had options outstanding to purchase a total of 261,500, and 279,000 shares of common stock, respectively, at weighted-average exercise prices of varying amounts. At February 29,2004 all outstanding options were vested and exercisable while 118,500 options at February 28, 2003 were vested and exercisable.

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

PART II.  OTHER INFORMATION


Item 1. Legal Proceedings

          None.


Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

             None.

Item 3. Defaults Upon Senior Securities

             None.

Item 4. Submission of Matters to a Vote of Security Holders

             None.

Item 5. Other Information
             None.


Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits -

          1. Certification of each principal executive officer and principal financial officer
          2.   Certification of Periodic Financial Report pursuant to 18 U.S.C.
               section 1350


     (b)  Reports on Form 8-K

          1. January 15, 2004 Form 8-K filing for receipt of purchase order from a Food and Beverage customer, value approximately $2,000,000.
          2. March 4, 2004 Form 8-K filing reporting McGladrey & Pullen, LLP declined to stand for re-election after completion of the November 30, 2003 audit.
          3. March 15, 2004 Form 8-K filing reporting Grant Thornton, LLP has been engaged to perform the audit for the year ending November 30, 2004.

                                   SIGNATURES





In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                           TRANSBOTICS CORPORATION
                                  (Registrant)







                           BY:          /s/ Claude Imbleau
                              ----------------------------
                           Claude Imbleau
                                     President, CEO, CFO
                                     Director (Principal Executive Officer,
                                      Principal Financial Officer and Principal
                                      Accounting Officer)






Date:  April 8, 2004
       -------------

                                  EXHIBIT INDEX



The following documents are included in this Form 10-QSB as an Exhibit:

                    Designation Number
                    Under Item 601 of
Exhibit Number      Regulation S-K                                                                     Page Number
                                          Exhibit Description
-------------------------------------------------------------------------------------------------------------------


(A) Exhibits:
----------------

1.                  31.1                  Certification of each principal executive officer and             18
                                          principal financial officer
                                          ------------------------------------------------------------

2.                  32.1                  Certification of Periodic Financial Report pursuant to 18         19
                                          U.S.C. section 1350




Exhibit 31.1
                                 CERTIFICATIONS
                                 --------------


I, Claude Imbleau, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Transbotics Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e ) and 15d-15(e) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting (as defined in exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the registrant's most fiscal quarter ( the registrant's fourth fiscal quarter in the case of the annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date     04/08/04
    -----------------------------

         /s/ Claude Imbleau
---------------------------------
           (Signature)
 President and CEO (principal executive officer and principal financial officer)

     Exhibit 32.1


                             Transbotics Corporation

                   Certification of Periodic Financial Report
                        Pursuant to 18 U.S.C Section 1350


Pursuant to 18 U.S.C Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act 2002, the undersigned officers of the Transbotics Corporation (the "Company") certify that the quarterly report on Form 10-QSB of the Company for the fiscal period ending February 29, 2004 fully complies with the requirements of section 13(a) or 15(d), as applicable, of the Securities Exchange Act 1934, and information contained in that Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: April 8, 2004

                                        /s/Claude Imbleau
                                       -------------------------------
                                                Claude Imbleau
                                                President and CEO
                                                (principal executive officer and
                                                 principal accounting officer)

* This certification is made solely for the purposes of 18 U.S.C. Section 1350, subject to the knowledge standard contained therein, and not for any other purpose.