Form 10QSB
period 2004-05-31
TRANSBOTICS CORP
filed 2004-06-23
CIK 859621

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                          May 31, 2004
--------------------------------------------------------------------------------

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     As of June 15, 2004, there were 4,813,451 shares of common stock outstanding.

     Transitional Small Business Disclosure Format (Check one):
       Yes ___; No _X_

                                    I N D E X


                                                                            Page
PART I.    FINANCIAL INFORMATION

Item 1. Financial Statements

           Condensed Balance Sheets
               May 31, 2004 (Unaudited) and November 30, 2003              3 - 4

           Condensed Statements of Operations
               Three and Six months ended May 31, 2004 and May 31, 2003
               (Unaudited)                                                   5

           Condensed Statements of Cash Flows
               Six months ended May 31, 2004 and May 31, 2003
               (Unaudited)                                                   6

           Notes to Condensed Financial Statements                         7 - 8

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             9 -14

Item 3. Controls and Procedures                                             15


PART II.   OTHER INFORMATION

Item 1. Legal Proceedings                                                   16

Item 2. Changes in Securities and Use of Proceeds                           16

Item 3. Defaults Upon Senior Securities                                     16

Item 4. Submission of Matters to a Vote of  Security Holders                16

Item 5. Other Information                                                   16

Item 6. Exhibits and Reports on Form 8-K                                    16

           (a) Exhibits -- Press Releases and Other Exhibits                16
           (b) Reports on Form 8-K                                          16


SIGNATURES                                                                  17

                         PART I. FINANCIAL INFORMATION


Item 1. Financial Statements

                             TRANSBOTICS CORPORATION

                            CONDENSED BALANCE SHEETS

                                                         May 31,    November 30,
                                                          2004         2003
                                                       (Unaudited)
--------------------------------------------------------------------------------

      ASSETS

CURRENT ASSETS
   Cash and cash equivalents                          $   564,061   $   545,193
   Accounts receivables, net                              909,685       683,654
   Inventories                                            355,915       301,038
   Costs and estimated earnings in excess of billings
    on uncompleted contracts                               22,991        12,916
   Prepaid expenses and other assets                       23,926        15,979

--------------------------------------------------------------------------------
           Total current assets                         1,876,578     1,558,780
--------------------------------------------------------------------------------


NONCURRENT DEPOSITS                                        31,854        32,760
--------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT
   Furniture, fixtures and office equipment               188,707       172,824
   Machinery and equipment                                 62,006        61,307
--------------------------------------------------------------------------------
                                                          250,713       234,131


   Less accumulated depreciation                          163,141       136,140
--------------------------------------------------------------------------------
                                                           87,572        97,991
--------------------------------------------------------------------------------

                                                      $ 1,996,004   $ 1,689,531
================================================================================

See Notes to Condensed Financial Statements

                                                         May 31,    November 30,
                                                          2004         2003
                                                       (Unaudited)
--------------------------------------------------------------------------------


     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current maturities of long-term debt               $         -   $         -
   Accounts payable and accrued expenses                  357,139       446,093
   Billings in excess of costs and estimated
    earnings on uncompleted contracts                   1,202,894       518,780
--------------------------------------------------------------------------------
           Total current liabilities                    1,560,033       964,873
--------------------------------------------------------------------------------
LONG-TERM DEBT (Note D)                                   300,000       300,000
--------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.01 per share;
    1,000,000 shares authorized; no shares issued               -             -
   Common stock, par value $.01 per share; 11,000,000
    shares authorized; 4,813,451 and  4,786,451 shares
    issued and outstanding at 2004 and 2003                48,134        47,864
   Additional paid-in capital                           4,569,371     4,545,973
   Accumulated deficit                                 (4,481,534)   (4,169,179)

--------------------------------------------------------------------------------
                                                          135,971       424,658
--------------------------------------------------------------------------------
                                                      $ 1,996,004   $ 1,689,531
================================================================================

                             TRANSBOTICS CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                Three Months Ended          Six Months Ended
                                May 31,      May 31,      May 31,      May 31,
                                 2004         2003         2004         2003
--------------------------------------------------------------------------------

Net revenues                 $ 1,207,784  $ 1,137,351  $ 2,382,873  $ 2,188,127
Cost of goods sold               822,804      695,712    1,622,748    1,340,549
--------------------------------------------------------------------------------
  Gross profit                   384,980      441,639      760,125      847,578
--------------------------------------------------------------------------------

Operating expenses:
  Selling                        177,214      103,835      323,322      238,648
  General and administrative     304,671      199,018      611,400      408,853
  Research and development        63,330       61,070      127,156      122,077
--------------------------------------------------------------------------------
                                 545,215      363,923    1,061,878      769,578
--------------------------------------------------------------------------------
     Operating income (loss)    (160,235)      77,716     (301,753)      78,000
--------------------------------------------------------------------------------


Net interest expense:             (5,101)      (1,169)     (10,602)      (2,941)
--------------------------------------------------------------------------------

Income (loss) before income
 taxes                          (165,336)      76,547     (312,355)      75,059

Federal and state income
 taxes (Note B)                        -            -            -            -
--------------------------------------------------------------------------------


     Net income (loss)       $  (165,336) $    76,547  $  (312,355) $    75,059
================================================================================

Weighted average number of
 common shares outstanding     4,807,118    3,586,451    4,796,784    3,586,451
--------------------------------------------------------------------------------

Income (loss) per common
 share - basic (Note C)      $     (0.03) $      0.02  $     (0.07) $      0.02
Income (loss) per common
 share - diluted (Note C)          (0.03)        0.02        (0.05)        0.02

================================================================================

Dividends per common share   $         -  $         -  $         -  $         -
================================================================================

See Notes to the Condensed Financial Statements

                            TRANSBOTICS CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                           Six Months Ended
                                                         May 31,       May 31,
                                                          2004          2003
--------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES             $    28,170   $   130,991
--------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                     (16,582)       (3,563)
--------------------------------------------------------------------------------

       NET CASH USED IN INVESTING ACTIVITIES              (16,582)       (3,563)
--------------------------------------------------------------------------------

CASH FLOW FROM FINANCING ACTIVITIES
   Net proceeds from the exercise of stock options,
    and common stock issued                                 5,265             -
   Principal payments on long-term borrowings                   -       (27,051)
--------------------------------------------------------------------------------

       NET CASH PROVIDED BY (USED IN) FINANCING
        ACTIVITIES                                          5,265       (27,051)
--------------------------------------------------------------------------------
   Effect of foreign currency exchange rates changes
    on cash and cash equivalents                            2,015       (18,785)
--------------------------------------------------------------------------------
   Increase in cash and cash equivalents                   18,868        81,592

   Cash and cash equivalents:

     Beginning                                            545,193         8,365
--------------------------------------------------------------------------------
     Ending                                           $   564,061   $    89,957
================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash payments for :
     Interest                                         $    10,602   $     2,941


================================================================================

See Notes to the Condensed Financial Statements

                             TRANSBOTICS CORPORATION

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


Note A.


The unaudited condensed financial statements and related notes have been prepared by Transbotics Corporation (the "Company") without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at May 31, 2004, and for all periods presented, have been made.


Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended November 30, 2003. The results of operations for the three months and six months ended May 31, 2004 are not necessarily indicative of the operating results for the full year.


Note B.  Income Taxes


The Company did not recognize any income tax benefits in 2003 and 2004 for its current losses as all prior taxes were recognized in the previous financial statements and utilization of operating loss carryforwards in the future are not assured.


Note C.  Earnings (losses) per common share:


Basic per share amounts are computed, generally, by dividing net income or loss by the weighted-average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is antidilutive. At May 31, 2004 and May 31, 2003 the Company had options outstanding to purchase a total of 231,500, and 227,500 shares of common stock, respectively, at weighted-average exercise prices of varying amounts.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note D.  Note Payable and Long-Term Debt


                                                         May 31,    November 30,
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
--------------------------------------------------------------------------------

 Long-term debt consists of the following :
--------------------------------------------------------------------------------

 In September 2003, the Company issued $300,000
 principal amount of 6% convertible subordinated
 notes due September 2013. Interest on the 6%
 convertible notes is payable quarterly on February
 28th, May 31st, August 31st and November 30th. The
 6% convertible notes were issued at 100% principal
 value, and are convertible into 750,000 shares of
 common stock at the option of the holder at any time
 at a price of $0.40 per share. The 6% convertible
 notes may be redeemed, in whole or in part, at the
 Company's option on or after September 30, 2006 at
 100% of the principal amount.                        $   300,000   $   300,000

 Less current maturities                                    -             -
--------------------------------------------------------------------------------
                                                      $   300,000   $   300,000
================================================================================
(1) The prime rate at May 31, 2004 was 4.0%.
(2) The line of credit is secured by a first priority security interest in the Company's accounts receivable, inventory, software and intangibles.


Note E.  Continued operations

The Company has suffered operating losses. This left the Company with a poor equity position and negative working capital prior to raising additional equity and debt in 2003. Due to the prior losses, financing options are limited.

In September of 2003, the Company sold common stock and issued subordinated convertible notes which increased available resources . In addition, in January 2004 the Company entered into a contract for approximately $2,000,000 with a new customer. These factors, combined with the support of the additional investors contributes to the Company's ability to continue as a going concern.

Management has taken and continues to take the following actions in an attempt to increase revenues and minimize losses.

o    Establish and develop strategic alliances with selected customers

o    Pursue AGV system business in selected market niches

o    Grow the distribution business by adding new supplementary products

o    Expand the aftermarket sales business

o    Reduce operating expenses

There can be no assurance that the Company can successfully meet the objectives of any of such activities.

The Company is also reviewing the possibility or feasibility of going private to reduce its operating expenses. The Company's annual expenses relating to being public are approximately $250,000.


Note F.  Related Party Transactions

In 2003 the Company's landlord, Curt Kennington, became a related party when he invested in the Company by acquiring shares and convertible debt. During, the first two quarters of 2004 and 2003 the Company's expenses to Mr. Kennington were $72,616 and $60,616 for rent while interest expense was $2,250 and $0, respectively.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

================================================================================

RESULTS OF OPERATIONS

     The table below shows (a) the relationship of income and expense items relative to net revenues, and (b) the change between the comparable prior period and current period, for the three-month and six-month periods ended May 31, 2004 and 2003, respectively. This table should be read in the context of the Company's condensed statements of income presented elsewhere herein:


                                                                Percentage of
                                                               Change Period to
                                                               Period Increase
                              Percentage of Net Revenues          (Decrease)
--------------------------------------------------------------------------------
                                                                 Three     Six
                             Three Months       Six Months      Months   Months
                                Ended             Ended          Ended    Ended
                                                                May 31,  May 31,
                           May 31,  May 31,  May 31,  May 31,   2003 to  2003 to
                             2004     2003     2004     2003      2004     2004
                              %        %        %        %         %        %
--------------------------------------------------------------------------------
Net Revenues                 100.0    100.0    100.0    100.0      6.2      8.9
Cost of Goods Sold            68.1     61.2     68.1     61.3     18.3     21.1
--------------------------------------------------------------------------------

Gross Profit                  31.9     38.8     31.9     38.7    (12.8)   (10.3)
--------------------------------------------------------------------------------

Operating expenses:
Selling                       14.7      9.1     13.6     10.9     70.7     35.5
General and administrative    25.2     17.5     25.7     18.7     53.1     49.5
Research and development       5.3      5.4      5.3      5.6      3.7      4.2
--------------------------------------------------------------------------------
                              45.2     32.0     44.6     35.2     49.8     38.0
--------------------------------------------------------------------------------
Operating income (loss)      (13.3)     6.8    (12.7)     3.5      *        *

Net interest expense:         (0.4)    (0.1)    (0.4)    (0.1)   336.4    260.5
--------------------------------------------------------------------------------
Income (loss) before
 income taxes                (13.7)     6.7    (13.1)     3.4      *        *

Federal and state income
 taxes (benefit)                 -        -        -        -        -        -
--------------------------------------------------------------------------------

Net income (loss)            (13.7)     6.7    (13.1)     3.4      *        *
================================================================================
* Because the data changes from negative to positive, or from positive to negative, the percentage of change is not meaningful.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

================================================================================

Quarter Ended May 31, 2004 compared to the Quarter Ended May 31, 2003

     Net revenues increased by $70,433 or 6.2% from $1,137,351 in the earlier period to $1,207,784 in the latter period. The increase is primarily due to the increased project AGV system sales compared to the prior year.

     Cost of goods sold increased from $695,712 to $822,804 or 18.3% due primarily to increased revenues and higher cost of AGV's in the current year compared to the prior year. As a percentage of net revenues, cost of goods sold increased to 68.1% compared to 61.2% in 2003. Gross profit decreased by $56,659 or 12.8% from $441,639 to $384,980, while gross profit as a percentage of net revenues decreased to 31.9% from 38.8% due to the same factor.

     Selling expenses increased from $103,835 to $177,214 or 70.7%, primarily due to increase personnel expense and having a major trade show expense in the current year compared to no expense in the prior year. General and administrative expenses increased 53.1% from $199,018 to $304,671 compared to the prior year. The increase is primarily due to increases in insurance cost, personnel, professional services and other expenses. As a percentage of net revenues, general and administrative expenses increased from 17.5% to 25.2%. The Company incurred $63,330 of research and development expense in 2004 compared to $61,070 in 2003.

     Primarily as a result of the foregoing, operating income decreased by $237,951 from operating income of $77,716 in the earlier period to operating loss of $160,235 in the latter period.

     Net interest expense increased from $1,169 to $5,101 in the current year primarily due to interest on the new convertible debt.

     The Company did not recognize any tax benefits in 2004 and 2003 for its current losses, as the Company had net operating loss carryforwards. Deferred tax assets have not been recognized since utilization of operating loss carryforwards in the future is not assured.

     Primarily due to higher expenses as described above, the Company had net loss of $165,336 in the three months ended 2004 compared to net income of $76,547 in same period of 2003.

Backlog. Backlog consists of all amounts contracted to be paid by customers but not yet recognized as net revenues by the Company. At May 31, 2004, the Company had a backlog of approximately $3,050,000 compared to approximately $1,600,000 one year earlier. The significant increase was primarily due to a large order being received in January 2004 for approximately $2,000,000. Quoting activity for the Company remains good, but there can be no assurances that such activity will result in firm business for the Company.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

================================================================================

Six Months Ended May 31, 2004 compared to Six Months Ended May 31, 2003

     Net revenues increased by $194,746, or 8.9%, from $2,188,127 in the earlier period to $2,382,873 in the latter period. The increase is primarily due to the increased service work and AGV vehicle revenues compared to the prior year.

     Cost of goods sold increased from $1,340,549 to $1,622,748, or 21.1%, due primarily increased revenues and to increased costs of AGVs for the current year compared to the prior year. As a percentage of net revenues, cost of goods sold increased from 61.3% to 68.1%. Gross profit decreased by $87,453 or 10.3%, from $847,578 to $760,125 while gross profit as a percentage of net revenues decreased from 38.7% to 31.9%.

     Selling expenses increased from $238,648 to $323,322 in 2004 primarily due to increases in personnel costs, travel and show expenses. General and administrative expenses increased from $408,853 to $611,400, or 49.5% compared to the prior year. The increase is primarily due to increases in insurance cost, personnel, professional fees and other expenses. The Company continued to invest in the development of new AGV products to expand its product line in the current year. Investments were not significantly more in the current year compared to the prior year.

     Primarily as a result of the foregoing, the operating loss for the period was $301,753 compared to an operating income of $78,000 the prior year.

     Net interest expense increased from $2,941 to $10,602 in the current year primarily due to interest on the new convertible debt.

     The Company did not recognize any tax benefits in 2004 and 2003 for its current losses, as the Company had net operating loss carryforwards. Deferred tax assets have not been recognized since utilization of operating loss carryforwards in the future is not assured.

     Primarily due to lower gross profit margins and increased expenses as described above, the Company had net loss of $312,355 in the six months ended 2004 compared to a net income of $75,059 in same period of 2003.

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

     During the period ended May 31, 2004 net cash provided by operating activities was $28,170. The Company's Accounts receivable balance and Billings in excess of cost and estimated earnings on uncompleted contracts increased significantly due a large order received in January in 2004.

     The Company obtained a new $150,000 line of credit from a bank on November 13, 2003 as further described in note D. As of June 15, 2004 there were no outstanding borrowings. The line expires November 11, 2004.

     The Company believes that its working capital of $316,545 at May 31, 2004 is adequate for its current operations.

     The Company is also reviewing the possibility or feasibility of going private to reduce its operating expenses. The Company's annual expenses relating to being public are approximately $250,000.


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

Stock options:
     Grants to employees under the stock option plans are accounted for following the recognition and measurement provisions of APB Opinion No. 25 and related interpretations. Accordingly, compensation cost has been recognized for the performance-based plans of $38,893 for the quarter ended November 30, 2003, and $18,403 for the quarter ending February 29, 2004. No compensation cost was recognized for the quarter ending May 31, 2004 and the years ended November 30, 2002 and 2001 as the market prices did not exceed the exercise price of the awards.

     There is no impact on reported net income and earnings per share of using the fair value method of accounting for stock-based compensation since the compensation expense using the fair value based method was lower than the compensation expense computed in accordance with provisions of APB 25.

     At May 31, 2004 and May 31, 2003 options were outstanding to purchase a total of 231,500, and 227,500 shares of common stock of the Company, respectively, at weighted-average exercise prices of varying amounts. At May 31, 2004 all outstanding options were vested and exercisable while 118,500 options at May 31, 2003 were vested and exercisable.

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

        None

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

    (a) The annual meeting of shareholders of the Company was held on May 7, 2004.

    (b) The following individuals were elected directors of the Company, with voting results as indicated:


       ----------------------- --------------------- ---------------------
                                     Vote for              Abstain
       ----------------------- --------------------- ---------------------
       Bruce E. Wise                4,041,117               17,082
       ----------------------- --------------------- ---------------------
       John H. Robison              4,046,117               12,082
       ----------------------- --------------------- ---------------------
       Claude Imbleau               4,046,117               12,082
       ----------------------- --------------------- ---------------------
       Tommy Hessler                4,046,117               12,082
       ----------------------- --------------------- ---------------------
       Edward H. Gross              4,041,117               17,082
       ----------------------- --------------------- ---------------------


    (c) Other matters voted upon and voting were as follows:

    (i) Ratification of the selection of Grant Thornton, LLP by the Board of Directors as the Company's independent auditors.

                For                 Abstain            Against
                ---                 -------            -------
              4,040,699             11,000              6,500



Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits -

    1. Certification of each principal executive officer and principal financial officer
    2. Certification of Periodic Financial Report pursuant to 18 U.S.C. section 1350



    (b) Reports on Form 8-K

    1. March 4, 2004 Form 8-K filing reporting McGladrey & Pullen, LLP declined to stand for re-election after completion of the November 30, 2003 audit.
    2. March 15, 2004 Form 8-K filing reporting engagement of Grant Thornton, LLP to perform the audit for the year ending November 30, 2004.

                               SIGNATURES





In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                  TRANSBOTICS CORPORATION
                                     (Registrant)









                                  BY:  /s/ Claude Imbleau
                                     ---------------------------------
                                          Claude Imbleau
                                          President, CEO, CFO
                                          Director (Principal Executive Officer,
                                           Principal Financial Officer and
                                           Principal Accounting Officer)





Date: June 23, 2004

                                  EXHIBIT INDEX



The following documents are included in this Form 10-QSB as an Exhibit:



                 Designation Number
Exhibit          Under Item 601 of                                        Page
Number           Regulation S-K      Exhibit Description                  Number
--------------------------------------------------------------------------------


(A) Exhibits:
-------------

1.               31.1                Certification of each principal         19
                                     executive officer and principal
                                     financial officer


2.               32.1                Certification of Periodic Financial     20
                                     Report pursuant to 18 U.S.C.
                                     section 1350