Form 10QSB
period 2004-08-31
TRANSBOTICS CORP
filed 2004-10-05
CIK 859621

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT
    OF 1934

For the quarterly period ended             August 31, 2004
--------------------------------------------------------------------------------


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                   to
--------------------------------------------------------------------------------

Commission file number                  0-18253
--------------------------------------------------------------------------------

                             Transbotics Corporation
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                           56-1460497
-------------------------------------------------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
 of incorporation or organization)


              3400 Latrobe Drive, Charlotte, North Carolina      28211
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

                        APPLICABLE ONLY TO CORPORATE ISSUERS

     As of September 15, 2004, there were 4,816,451 shares of common stock outstanding.

    Transitional Small Business Disclosure Format (Check one):
       Yes    ; No X
          ---     ---

                                    I N D E X



                                                                                                       Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
                Condensed Balance Sheets
                    August 31, 2004 (Unaudited) and November 30, 2003                                    3-4

                Condensed Statements of Operations
                    Three and Nine months ended August 31, 2004 and August 31, 2003
                     (Unaudited)                                                                           5

                Condensed Statements of Cash Flows
                    Nine months ended August 31, 2004 and August 31, 2003
                    (Unaudited)                                                                            6

                Notes to Condensed  Financial Statements                                                 7-9

Item 2. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                               10-15

Item 3. Controls and Procedures                                                                           16


PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings                                                                            17

Item 2.      Changes in Securities and Use of Proceeds                                                    17

Item 3.      Defaults Upon Senior Securities                                                              17

Item 4.      Submission of Matters to a Vote of  Security Holders                                         17

Item 5.      Other Information                                                                            17

Item 6.      Exhibits and Reports on Form 8-K                                                             17

             (a) Exhibits -- Press Releases and Other Exhibits                                            17
             (b) Reports on Form 8-K                                                                      17

SIGNATURES                                                                                                18


                                           PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
                                              TRANSBOTICS CORPORATION

                                              CONDENSED BALANCE SHEETS

                                                                                 August 31,       November 30,
                                                                                   2004              2003
                                                                                (Unaudited)
---------------------------------------------------------------------------------------------------------------------

      ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                     $ 561,232         $ 545,193
     Accounts receivables, net                                                       583,855           683,654
     Inventories                                                                     438,487           301,038
     Costs and estimated earnings in excess of
            billings on uncompleted contracts                                         39,810            12,916
     Prepaid expenses and other assets                                                38,269            15,979

---------------------------------------------------------------------------------------------------------------------
              Total current assets                                                 1,661,653         1,558,780
---------------------------------------------------------------------------------------------------------------------


NONCURRENT DEPOSITS                                                                   31,854            32,760
---------------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT
      Furniture, fixtures and office equipment                                       207,741         $ 172,824
      Machinery and equipment                                                         76,891            61,307
---------------------------------------------------------------------------------------------------------------------
                                                                                     284,632           234,131


       Less accumulated depreciation                                                 176,962           136,140
---------------------------------------------------------------------------------------------------------------------
                                                                                     107,670            97,991
---------------------------------------------------------------------------------------------------------------------

                                                                                 $ 1,801,177       $ 1,689,531
=====================================================================================================================

See Notes to Condensed Financial Statements


                                                                                  August 31,       November 30,
                                                                                    2004              2003
                                                                                 (Unaudited)
---------------------------------------------------------------------------------------------------------------------


      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current maturities of long-term debt                                                 $ -              $ -
     Accounts payable and accrued expenses                                            701,169          446,093
     Billings in excess of costs and estimated
              earnings on uncompleted contracts                                       724,320          518,780
---------------------------------------------------------------------------------------------------------------------
              Total current liabilities                                             1,425,489          964,873
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT (Note D)                                                               300,000          300,000
---------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES ( Note G)

STOCKHOLDERS' EQUITY
       Preferred stock, par value $.01 per share
             authorized 1,000,000 shares; no shares issued                                  -                -
       Common stock, par value $.01 per share;
                11,000,000 shares authorized
               4,816,451 and  4,786,451 shares
               issued and outstanding at 2004 and 2003                                 48,164           47,864
       Additional paid-in capital                                                   4,569,926        4,545,973
       Accumulated deficit                                                         (4,542,402)      (4,169,179)

---------------------------------------------------------------------------------------------------------------------
                                                                                       75,688          424,658

---------------------------------------------------------------------------------------------------------------------
                                                                                  $ 1,801,177      $ 1,689,531
=====================================================================================================================


                                                  TRANSBOTICS CORPORATION


                                             CONDENSED STATEMENTS OF OPERATIONS
                                                        (Unaudited)

                                                             Three Months Ended                   Nine Months Ended
                                                           August 31       August 31         August 31         August 31
                                                             2004            2003              2004              2003
-----------------------------------------------------------------------------------------------------------------------------

Net revenues                                                $ 1,605,018      $ 916,218         $ 3,987,891       $ 3,104,345
Cost of goods sold                                            1,107,498        548,212           2,730,246         1,888,761
-----------------------------------------------------------------------------------------------------------------------------
    Gross profit                                                497,520        368,006           1,257,645         1,215,584
-----------------------------------------------------------------------------------------------------------------------------

Operating expenses:
      Selling                                                   174,844         90,044             498,166           328,692
      General and administrative                                280,802        178,558             892,202           587,411
      Research and development                                   96,774         60,006             223,930           182,083
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
                                                                552,420        328,608           1,614,298         1,098,186
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
            Operating income (loss)                             (54,900)        39,398            (356,653)          117,398
-----------------------------------------------------------------------------------------------------------------------------


Net interest expense:                                            (5,968)        (1,799)            (16,570)           (4,740)
-----------------------------------------------------------------------------------------------------------------------------

Income (loss) before income taxes                               (60,868)        37,599            (373,223)          112,658

Federal and state income taxes  (Note B)                              -              -                   -                 -
-----------------------------------------------------------------------------------------------------------------------------


           Net income (loss)                                  $ (60,868)      $ 37,599          $ (373,223)        $ 112,658
=============================================================================================================================

Weighted average number of common
     shares outstanding                                       4,814,951      3,586,451           4,802,840         3,586,451
-----------------------------------------------------------------------------------------------------------------------------

Income (loss) per common share - basic (Note C)                 $ (0.01)        $ 0.01             $ (0.08)           $ 0.03
Income (loss) per common share - diluted  (Note C)                (0.01)          0.01               (0.05)             0.03

=============================================================================================================================

Dividends per common share                                          $ -            $ -                 $ -               $ -
=============================================================================================================================

See Notes to the Condensed Financial Statements

                                               TRANSBOTICS CORPORATION


                                          CONDENSED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)

                                                                                              Nine Months Ended
                                                                                           August 31      August 31
                                                                                             2004           2003
-----------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY
     OPERATING  ACTIVITIES                                                                    $  60,994       $ 73,333
-----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from sale of property and equipment                                            $      -         $   400
      Purchase of property and equipment                                                       (50,501)        (31,344)
-----------------------------------------------------------------------------------------------------------------------

              NET CASH USED IN
                   INVESTING ACTIVITIES                                                        (50,501)        (30,944)
-----------------------------------------------------------------------------------------------------------------------

CASH FLOW FROM FINANCING ACTIVITIES
        Net proceeds from the exercise of stock options, and common stock issued                 5,850               -
        Principal payments on long-term borrowings                                                   -         (27,051)
-----------------------------------------------------------------------------------------------------------------------

              NET CASH PROVIDED BY (USED IN)
                   FINANCING ACTIVITIES                                                          5,850         (27,051)
-----------------------------------------------------------------------------------------------------------------------
       Effect of foreign currency exchange rates changes
          on cash and cash equivalents                                                            (304)         (9,283)
-----------------------------------------------------------------------------------------------------------------------
       Increase in cash and cash equivalents                                                    16,039           6,055

      Cash and cash equivalents:

           Beginning                                                                           545,193           8,365
-----------------------------------------------------------------------------------------------------------------------
           Ending                                                                            $ 561,232        $ 14,420
=======================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Cash payments  for :
           Interest                                                                           $ 16,570         $ 4,740


=======================================================================================================================

See Notes to the Condensed  Financial Statements

                             TRANSBOTICS CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)




Note A.


The unaudited condensed financial statements and related notes have been prepared by Transbotics Corporation (the "Company") without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at August 31, 2004, and for all periods presented, have been made.


Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended November 30, 2003. The results of operations for the three months and nine months ended August 31, 2004 are not necessarily indicative of the operating results for the full year.



Note B. Income Taxes


The Company did not recognize any income tax benefits in 2003 and 2004 for its current losses as all prior taxes were recognized in the previous financial statements and utilization of operating loss carryforwards in the future is not assured.

Note C. Earnings (losses) per common share


Basic per share amounts are computed, generally, by dividing net income or loss by the weighted-average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is antidilutive. At August 31, 2004 and August 31, 2003 the Company had options outstanding to purchase a total of 228,500, and 227,500 shares of common stock, respectively, at weighted-average exercise prices of varying amounts.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note D.  Note Payable and Long-Term Debt

                                                                                       August 31,      November 30,
                                                                                          2004             2003
----------------------------------------------------------------------------------- ----------------- ----------------
Note payable agreement that allows the Company to borrow up to  $150,000 and bears  interest at the lender's prime rate plus 1.50% per annum. The loan agreement is further secured by the Company's assets and expires November 11,
2004. (1)(2)                                                                            $        -    $        -
----------------------------------------------------------------------------------- ----------------- ----------------
----------------------------------------------------------------------------------- ----------------- ----------------

Long-term debt consists of the following :
----------------------------------------------------------------------------------- ----------------- ----------------

In September 2003, the Company issued $300,000 principal amount of 6% convertible subordinated notes due September 2013( The "6% Convertible Notes").  Interest on
the 6% convertible notes is payable quarterly on February 28th, May 31st, August
31st and November 30th.  The 6% convertible notes were issued at 100% principal value, and are convertible into 750,000 shares of common stock at the option of the holder at any time at a price of $0.40 per share.  The 6% convertible notes may be redeemed, in whole or in part, at the Company's option on or after
September 30, 2006 at 100% of the principal amount.
                                                                                       $   300,000    $  300,000

Less current maturities                                                                          -             -
----------------------------------------------------------------------------------- ----------------- ----------------
                                                                                       $   300,000    $  300,000
=================================================================================== ================= ================

(1)  The prime rate at August 31, 2004 was 4.5% .

(2) The line of credit is secured by a first priority security interest in the Company's accounts receivable, inventory, software and intangibles.

Note E.  Continued Operations

The Company has a history of operating losses. This left the Company with a poor equity position and negative working capital prior to raising additional equity and debt in 2003. Due to the prior losses, financing options are limited.

In September of 2003, the Company sold common stock and issued subordinated convertible notes which increased available resources. In addition, in January 2004 the Company entered into a contract for approximately $2,000,000 with a new customer. These factors, combined with the support of the additional investors contributes to the Company's ability to continue as a going concern.

Management has taken and continues to take the following actions in an attempt to increase revenues and minimize losses:

o    Establish and develop strategic alliances with selected customers

o Pursue Automatic Guided vehicle ("AGV") system business in selected market niches

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

Note F.   Related Party Transactions

In 2003 the Company's landlord, Curt Kennington, became a related party when he invested in the Company by acquiring shares of Common Stock and convertible debt. During the first three quarters of 2004 and 2003 the Company's expenses to Mr. Kennington were $113,857 and $90,924 for rent, while interest expense was $3,375 and $0, respectively.

Note G.  Commitments

On July 23, 2004 the Company entered into an Equipment Purchase and
Installation Contract with a major customer for approximately $1,450,000. The contract has a performance guarantee clause which grants the customer the right to cancel the contract should acceptance of the system not occur within six (6) months after delivery, due to no fault of the customer. The customer may elect to have the equipment removed at no expense to the customer, and all monies paid to date refunded. The expected delivery date on the contract is November 30, 2004.

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

     Revenues from standard item sales are recognized upon shipment, while revenues from project sales are recognized under the "percentage of completion" method. Under this method, with respect to any particular customer contract, revenues are recognized as costs are incurred relative to each major component of the project. Although the percentage of completion method will ordinarily smooth out over time with the net revenue and profitability effects of large projects, such method nevertheless subjects the Company's results of operations to substantial fluctuations dependent upon the progress of work on project components. Such components can differ markedly from one another in amount and in gross profit margin.

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

     Strategy diversification: Management has taken the following actions in an attempt to increase revenues and minimize losses. These approaches include the following:

     o    Establish and develop strategic alliances with selected customers

     o    Pursue AGV system business in selected market niches

     o    Grow the distribution business by adding supplementary products

     o    Expand the aftermarket sales business

     Forward-looking statements: This report (including information included or incorporated by reference herein) contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

================================================================================


RESULTS OF OPERATIONS

     The table below shows (a) the relationship of income and expense items relative to net revenues, and (b) the change between the comparable prior period and current period, for the three-month and nine-month periods ended August 31, 2004 and 2003, respectively. This table should be read in the context of the Company's condensed statements of income presented elsewhere herein:


                                                                                             Percentage of Change
                                                                                           Period to Period Increase
                                                Percentage of Net Revenues                        (Decrease)
---------------------------------- ------------------------------------------------------ ----------------------------


                                          Three Months                Nine Months             Three      Nine Months
                                             Ended                       Ended               Months         Ended
                                                                                              Ended      August 31,
                                    August 31,    August 31,    August 31,    August 31,   August 31,
                                       2004          2003          2004          2003      2003 to 2004  2003 to 2004
                                        %             %             %             %             %             %
---------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
Net Revenues                              100.0         100.0         100.0         100.0      75.2          28.5
Cost of Goods Sold                         69.0          59.8          68.5          60.8     102.0          44.6
---------------------------------- ------------- ------------- ------------- ------------- ------------- -------------

Gross Profit                               31.0          40.2          31.5          39.2      35.2          3.5
---------------------------------- ------------- ------------- ------------- ------------- ------------- -------------

Operating expenses:
Selling                                    10.9           9.8          12.5          10.6      94.2          51.6
General and administrative                 17.5          19.5          22.4          18.9      57.3          51.9
Research and development                    6.0           6.5           5.6           5.9      61.3          23.0
---------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
                                           34.4          35.8          40.5          35.4      68.1          47.0
---------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
Operating income (loss)                   (3.4)           4.4         (9.0)           3.8       *             *

Net interest expense:                        .4            .2            .4            .2     231.7         249.6
---------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before income taxes
                                          (3.8)           4.2         (9.4)           3.6       *             *

Federal  and state  income  taxes             -             -             -             -       -             -
(benefit)
---------------------------------- ------------- ------------- ------------- ------------- ------------- -------------

Net income (loss)                         (3.8)           4.2         (9.4)           3.6       *             *
================================== ============= ============= ============= ============= ============= =============
*    Because the data changes from negative to positive, or from positive to negative, the percentage of change is not meaningful.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

================================================================================

Quarter Ended August 31, 2004 compared to the Quarter Ended August 31, 2003

     Net revenues increased by $688,800 or 75.2% from $916,218 in the earlier period to $1,605,018 in the latter period. The increase is primarily due to the increased project AGV system sales compared to the prior year.

     Cost of goods sold increased from $548,212 to $1,107,498 or 102.0% due primarily to increased revenues and higher cost of AGVs and third party equipment in the current year compared to the prior year. As a percentage of net revenues, cost of goods sold increased to 69.0% compared to 59.8% in 2003. Gross profit increased by $129,514 or 35.2% from $368,006 to $497,520, while gross profit as a percentage of net revenues decreased to 31.0% from 40.2% due to the same factors.

     Selling expenses increased from $90,044 to $177,844 or 94.2%, primarily due to increase personnel expense in the current year compared to the prior year. General and administrative expenses increased 57.3% from $178,558 to $280,802 compared to the prior year. The increase is primarily due to increases in personnel, professional services and other expenses. As a percentage of net revenues, general and administrative expenses decreased from 19.5% to 17.5%. The Company incurred $96,774 of research and development expense in 2004 compared to $60,006 in 2003.

     Primarily as a result of the foregoing, operating income decreased by $94,298 from operating income of $39,398 in the earlier period to operating loss of $54,900 in the latter period.

     Net interest expense increased from $1,799 to $5,968 in the current year primarily due to interest on the new convertible debt.

     The Company did not recognize any tax benefits in 2004 and 2003 for its current losses, as the Company had net operating loss carryforwards. Deferred tax assets have not been recognized since utilization of operating loss carryforwards in the future is not assured.

     Primarily due to lower margins and higher expenses as described above, the Company had net loss of $60,868 in the three months ended August 31,2004 compared to net income of $37,999 in same period of 2003.

Backlog: Backlog consists of all amounts contracted to be paid by customers but not yet recognized as net revenues by the Company. At August 31, 2004, the Company had a backlog of approximately $3,870,000 compared to approximately $1,840,000 one year earlier.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

================================================================================

Nine Months Ended August 31, 2004 compared to Nine Months Ended August 31, 2003

     Net revenues increased by $883,546, or 28.5%, from $3,104,345 in the earlier period to $3,897,891 in the latter period. The increase is primarily due to the increased project revenues compared to the prior year.

     Cost of goods sold increased from $1,888,761 to $2,730,246, or 44.6%, due primarily to increased revenues and to increased costs of third party equipment in projects in the current year compared to the prior year. As a percentage of net revenues, cost of goods sold increased from 60.8% to 68.5%. Gross profit increased by $42,061 or 3.5%, from $1,215,584 to $1,257,645 while gross profit as a percentage of net revenues decreased from 39.2% to 31.5%.

     Selling expenses increased 51.6% from $328,692 to $498,166 in 2004 primarily due to increases in personnel costs and travel expenses. General and administrative expenses increased from $587,411 to $892,202, or 51.9% compared to the prior year. The increase is primarily due to increases in insurance cost, personnel, professional fees and other expenses. The Company continued to invest in the development of new AGV products to expand its product line in the current year. Research and development expenses were up 23.0% from $182,083 to $223,930 in the current year compared to the prior year.

     Primarily as a result of the foregoing, the operating loss for the period was $356,653 compared to an operating income of $117,398 in the prior year.

     Net interest expense increased from $4,740 to $16,570 in the current year primarily due to interest on the new convertible debt.

     The Company did not recognize any tax benefits in 2004 and 2003 for its current losses, as the Company had net operating loss carryforwards. Deferred tax assets have not been recognized since utilization of operating loss carryforwards in the future is not assured.

     Primarily due to lower gross profit margins and increased expenses as described above, the Company had net loss of $373,223 in the nine months ended August 31, 2004 compared to a net income of $112,658 in same period of 2003.

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

     During the period ended August 31, 2004 net cash provided by operating activities was $60,994.

     The Company obtained a new $150,000 line of credit from a bank on November 13, 2003 as further described in Note D. As of September 15, 2004 there were no outstanding borrowings on the line of credit. The line expires November 11, 2004.

     The Company believes that its working capital of $236,164 at August 31, 2004 is adequate for its current operations.

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

Stock options:

     Grants to employees under the stock option plans are accounted for following the recognition and measurement provisions of APB Opinion No. 25 and related interpretations. Accordingly, compensation cost has been recognized for the performance-based plans of $38,893 for the quarter ended November 30, 2003, and $18,403 for the quarter ending February 29, 2004. No compensation cost was recognized for the quarter ending August 31, 2004 and the years ended November 30, 2002 and 2001 as the market prices did not exceed the exercise prices of the awards.

     There is no impact on reported net income and earnings per share of using the fair value method of accounting for stock-based compensation since the compensation expense using the fair value based method was lower than the compensation expense computed in accordance with provisions of APB 25.

     At August 31, 2004 and August 31, 2003 options were outstanding to purchase a total of 228,500, and 227,500 shares of common stock of the Company, respectively, at weighted-average exercise prices of varying amounts. At August 31, 2004 all outstanding options were vested and exercisable while 118,500 options at August 31, 2003 were vested and exercisable.

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

PART II.  OTHER INFORMATION



Item 1. Legal Proceedings

        None.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities
             .
        None

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

Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibits -

          1. Certification of each principal executive officer and principal financial officer

          2.   Certification of Periodic Financial Report pursuant to 18 U.S.C.
               section 1350



          (b)Reports on Form 8-K

          1. July 27, 2004 Form 8-K announcing orders totaling approximately $1,450,000 for AGV systems in paper industry.

          2. October 4, 2004 Form 8-K announcing order totaling approximately $570,000 for AGV systems in Print industry.

                                   SIGNATURES





In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    TRANSBOTICS CORPORATION
                                           (Registrant)











                                    BY:       /s/ Claude Imbleau
                                    --------------------------------------------
                                    Claude Imbleau
                                       President, CEO, CFO
                                       Director ( Principal Executive Officer,
                                       Principal Financial Officer and Principal
                                       Accounting Officer)





Date: October 4, 2004

                                  EXHIBIT INDEX



The following documents are included in this Form 10-QSB as an Exhibit:


                    Designation Number
                    Under Item 601 of
Exhibit Number      Regulation S-K                                                                     Page Number
                                          Exhibit Description
------------------- --------------------- ------------------------------------------------------------ ------------


(A) Exhibits:
--------------
1.                  31.1                  Certification  of  each  principal   executive  officer  and      20
                                          principal financial officer
2.                  32.1                  Certification  of Periodic  Financial  Report pursuant to 18      21
                                          U.S.C. section 1350
3.                  10.1                  Copy of press release announcing receipt of  orders
                                          (incorporated by reference to Exhibit 10.1 to the Company's
                                          Form 8-K dated July 27, 2004)
4.                  10.2                  Equipment Purchase and Installation Contract between the
                                          Company and International Paper dated July 23, 2004.
                                          (incorporated by reference to Exhibit 10.2 to the Company's
                                          Form 8-K dated July 27, 2004)
5.                  10.3                  Purchase Order between the company and
                                          RR Donnelly dated September 29, 2004
                                          (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K dated
                                          October 4, 2004)
