Form 10KSB
period 2004-11-30
TRANSBOTICS CORP
filed 2005-02-22
CIK 859621

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB
                                   (Mark One)


[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         [Fee Required]
For the fiscal year ended November 30, 2004 or
                          -----------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         [No Fee Required]
For the transition period from                 to
                               ---------------

Commission file number   0-18253
                        ---------

                             TRANSBOTICS CORPORATION
                 (Name of small business issuer in its charter)

              Delaware                                       56-1460497
  ----------------------------------             -----------------------------
  (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                   Identification No.)


   3400 Latrobe Drive, Charlotte, North Carolina                    28211
  ---------------------------------------------------------------------------
    (Address of principal executive offices)                  (Zip Code)


  Issuer's telephone number   (704) 362-1115
                             ----------------

  Securities registered pursuant to Section 12(b) of the Exchange Act:

                                                   Name of each exchange on
   Title of each class                                 which registered

            None                                             None
--------------------------                         -------------------------

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                           .01 Par Value Common Stock
                         -------------------------------
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes     X       No
                                      -----

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                                      [ X ]

     State issuer's revenues for its most recent fiscal year: $6,634,964

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was $1,963,709 based upon the closing sales price of Common Stock on OTC Bulletin Board on January 14, 2005 of $0.69 per share.

     As of January 14, 2005, 4,824,451 shares of Registrant's Common Stock, par value $.01 per share, were outstanding.

     Portions of the Registrant's Annual Report to the security holders for the fiscal year ended November 30, 2003 furnished to the Commission pursuant to Rule 14a-3(b) under the Securities Exchange Act of 1934 are incorporated by reference in Part II, Items 6 and 7. In addition, portions of the Registrant's definitive proxy statement for the 2005 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 are incorporated by reference in Part III, Items 9, 10, 11 and 12.

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

     The Company's current core business is to be a turnkey supplier of Automatic Guided Vehicle systems ("AGV systems") and automation solutions in the material handling industry. The Company's AGV system products and services have been used in a variety of industries, including textiles, automotive, entertainment, newspaper publishing and electronics .For further information regarding AGVs, see "AUTOMATED GUIDED VEHICLE SYSTEMS" below.

     The Company also separately sells vehicle controls hardware, software, engineering services and other components that are incorporated by original equipment manufacturers ("OEMs") into AGVs and AGV systems. These control products are designed to be of such general applicability as to be incorporated into many kinds of material handling vehicles. Consequently, they are used not only in custom-designed AGV vehicles and systems, but also to automate conventional material handling equipment such as forklifts and pallet jacks.

     The Company's primary guidance technology for AGV systems is a laser guidance AGV control system, Lazerway(TM), which is viewed by management as superior to the traditional "wire guidepath" technology for controlling the direction of an AGV. The laser technology permits the end user to alter the guidepaths of AGVs without changes in the user's facility. The Company obtains this technology under a Master License Agreement ("MLA") with Danaher Motion Saro AB. For further information regarding this MLA, see "The License Agreement" below

     The Company supplies turnkey AGV systems and automation solutions to end users. The Company's market approach also includes selling its hardware, software and engineering services to OEM customers (i.e., manufacturers of AGV systems, AGVs and other vehicles that can be equipped for automation to fit the end users' need). The Company sells such products and services to such OEM customers both directly and as a subcontractor. In 2004, sales of AGV related systems products and services accounted for almost all of the Company's net revenues, as it did in 2003.

     The Company's principal office is located at 3400 Latrobe Drive, Charlotte, North Carolina, 28211, and its telephone number is (704) 362-1115.

Strategy

     The Company's current business objective and strategy is to strengthen its core business through active marketing, distribution, installation and support of turnkey material handling automation solutions utilizing AGVs, system control technology, related products and engineering services.

     The Company's strategy is to increase awareness of its capability to design and deliver turnkey systems among end users as well as creating new relationships with suppliers of related technologies and equipment, such as robots, whose products the Company could distribute to end users. As part of the strategy, the Company intends to pursue potential niche markets of end users. The geographical focus of the Company's core business is North America.

     The Company will continue to review its strategy as it monitors the market, competition and growth opportunities for its products. Results of such reviews may affect the above strategies. There can be no assurance that any of the above strategies or future strategies will meet management's objectives for success or growth.

Automatic Guided Vehicle Systems

     AGVs are driverless, computer-controlled vehicles that are programmed to transport materials through designated pickup and delivery routines within a particular facility (usually a manufacturing or distribution facility) and to transmit system status, inventory tracking and control and other information. In many manufacturing and distribution processes, material handling needs are met by roller tables, conveyors, manually operated vehicles and other conventional methods that rely on rigid pathways or human drivers. AGVs do not require human drivers and yet can be rerouted within the constraints imposed by the particular system. The Company's AGV system products and services have been used in a variety of manufacturing and distribution industries, including warehousing, textiles, newspaper publishing and electronics.

     The vehicles can be made to move and stop, load and unload, and perform other functions. The AGVs load handling equipment is adapted to the type and weight of the material that it handles and may consist of a roller table, forklift, mechanical arm or other device. The vehicle's wheel and drive configurations vary, depending upon the degree of maneuverability required within the manufacturing or distribution facility. AGVs increasingly are integrated with sophisticated robots, visual recognition devices and end effectors to automatically and unload products.

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

     The end users of AGV systems typically are businesses that need to move objects by vehicle within a single manufacturing or distribution facility such as a leading car manufacturer transporting engines in its production facility with AGVs or a publisher of newspapers using AGV systems incorporating the Company's products to move paper rolls and finished editions through their printing plants.

     The Company offers over 20 standard AGV technology equipment and software products with multiple options to its customers. These standard products are incorporated into the AGVs it offers for sale. These control products are designed to be of such general applicability as to be useful in many kinds of material handling vehicles. The AGVs have a standard AGV design but can be easily tailor made to fit the end user applications and are typically unit load handling type AGVs as well as fork style. The Company also leverages its design engineering capabilities to offer engineered to order AGVs when appropriate for unique applications where standard designs are not used.

     AGV systems can be custom designed by the Company, system houses and OEMs, and occasionally by end users, to satisfy the material handling needs of an end user's facilities. The more complex AGV systems perform several functions and are controlled by highly sophisticated computer software. These systems track and maintain the flow of materials through an entire manufacturing or distribution process. In doing so, they use numerous vehicles to move parts and assemblies through the various operations necessary to produce the finished product. The AGV system's own computers provide host production computers with the information necessary for management to make real-time production decisions.

The License Agreement

     The Company's AGV system products and services primarily incorporate technology licensed by, and products purchased from Danaher Motion Saro AB, Saro, Sweden ("Danaher"), formerly Netzler & Dahlgren, as well as technology that it has acquired or developed itself. Prior to November 30, 2000, the Company operated under a Master License Agreement ("MLA") dated December 1, 1987, as restated November 30, 1995, in which the Company received from Danaher AGV technology, hardware, software, know-how and consulting services. The Master License Agreement provided the Company the sole rights to commercially and technically utilize, apply and sub-license Danaher's AGV system control technology and to sell its AGV system products in North America to OEMs who manufacture vehicles in North America. The MLA, however, provided that other Danaher licensees that manufactured vehicles outside of North America could sell complete AGVs equipped with Danaher controls to customers in North America. Danaher itself does not sell standard or custom vehicle frames for AGVs.

     On November 30, 2000, the Company completed a renegotiation of its license agreement with Danaher. The new agreement, dated November 30, 2000, expanded the scope and territory of the Company's rights to permit the Company to sell to end users on a worldwide basis, and continues its rights to sub-license the technology to OEMs in North America but on a non-exclusive basis. The 2000 license agreement (the "2000 License Agreement") continues to allow the Company to distribute the Danaher laser technology as described above in North America. The agreement's term extends to December 1, 2010 and is subject to automatic two year extensions unless and until either party, in compliance with certain procedures, notifies the other of its intention to terminate the agreement. It provides for payment of a 10% royalty on sub-license fees received by the Company with respect to AGV system technology. It also provides that the Company has the right to purchase Danaher products at prices determined annually. Royalties are due 30 days following receipt of payment by the Company. During the fiscal year ended November 30, 2004, the Company incurred no royalties to Danaher with respect to technology sub-licenses and purchased an aggregate of $695,591 of hardware, software and engineering consulting services from Danaher.

Customers

     A substantial portion of the Company's business in any given year is derived from a limited number of customers, although the identity of those customers varies somewhat from year to year. For the fiscal year ended November 30, 2004, orders from the three largest customers accounted for 22.9%, 17.1% and 8.9% of the Company's net revenues. For fiscal 2003, orders from the three largest customers accounted for 17.9%, 9.8% and 6.8% of the Company's net revenues. For fiscal 2002, orders from the three largest customers accounted for 9.9%, 8.2% and 7.0% of the Company's net revenues.

     End users of the Company's products and services are reached both by (1) the Company's direct sales and (2) sales to system suppliers and OEMs.

     The Company sold turnkey systems to ten end users and supplied products to five system supplier and OEM customers in 2004 that acquired the Company's products under various types of agreements. Depending on the terms of such agreements, the system supplier can typically obtain hardware, software and access to the Company's specific AGV system know-how through license agreements.

     AGV system products and services sold to system suppliers and OEMs as a group accounted for approximately 10%, 32% and 16% of the Company's net revenues in the fiscal years ended November 30, 2004, 2003 and 2002, respectively. For the fiscal year ended November 30, 2004, such customers accounted for approximately $663,000 in net revenues.

     The Company sold AGV system products and services directly to end users in 2004 to incorporate such components and equipment into AGV systems suitable for their particular needs. AGV system products and services sold directly to end users accounted for approximately 90%, 68% and 84% of the Company's net revenues in the fiscal years ended November 30, 2004, 2003 and 2002, respectively.

Marketing

     The Company's marketing strategy and goal is to promote the advantages of its automation solutions using AGV systems for automated material transport and handling. The Company's sales efforts are primarily directed toward end users and to a lesser extent to OEM customers and system suppliers. In its approach to certain prospective end user customers, the Company will offer a teamed technology arrangement. In such an arrangement, the Company will work with its OEM customer to integrate the Company's products and services with the OEM's equipment. The goal is to fashion a material movement system that will satisfy the end user's particular needs. Such technology, once installed, can be maintained by factory floor technicians. The licensed technologies have been used in more than 1000 AGV systems with over 7,000 vehicles (composed of as few as one vehicle and as many as 50 vehicles).

     The Company's marketing program is led by its Vice President with assistance from the President, the Executive Vice President, and marketing manager, while the salespersons are responsible for developing direct relationships with end users, system suppliers, OEMs, and distributors. The Company attends the major trade shows held by the materials handling industry and advertises in various industry publications.

     The bidding process takes, on average, three months to one year for completion. The design, manufacture and installation of AGV systems utilizing the Company's products and services require an additional six to twelve months.

Backlog

     Backlog consists of all amounts contracted to be paid by customers but not yet recognized as net revenues by the Company. At November 30, 2004, the Company had a backlog of approximately $3,330,000 compared to $1,550,000 total backlog one year earlier. Substantial fluctuations in backlog are considered normal due to the size of AGV system contracts.

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

Research and Development

     The Company's research and development activities are designed to complement existing AGV products and services and not to innovate radically different technologies. Management relies upon Danaher to innovate new navigation and guidance technology to which the Company is entitled according to the terms of the 2000 License Agreement but relies on itself for AGV vehicle designs and integration.

     The Company incurred $299,178 for research and development in fiscal 2004, compared to $241,175 and $133,365 in fiscal 2003 and 2002, respectively.

Inventory

     The Company purchases considerable amounts of hardware and software from Danaher. The lead time required for such purchases averages approximately sixteen weeks. Other manufactured products inventoried by the Company require similar lead times. Due to the long lead times required and increased work in process in the manufacturing of AGVs, a general increase in the volume of business can require increases in inventory levels.

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

     The Company faces most of its competition from AGV suppliers that offer turnkey AGV systems based on their own proprietary AGVS technology. Presently there are approximately 10 companies offering AGV solutions in the market place.

     The terms of the 2000 License Agreement with Danaher do not prohibit Danaher's other licensees from entering the North American market or Danaher from signing up new licensees in North America to compete with the Company and its sub-licensees or to supply completed AGVs to the Company's sub-licensees. Management believes that such new competition could be a threat to the Company's current and potential revenues.

Employees

     The Company presently employs 30 persons on a full-time basis. None of the Company's employees is a party to a collective bargaining agreement. The Company considers its employee relations to be good.

Item 2.  Properties

     The Company leases two properties under long-term operating leases. The lease for the headquarters in Charlotte, NC is for approximately 13,000 square feet and has a monthly lease payment of $11,995 which expires April 30, 2006. The Company's Detroit, Michigan office leases approximately 6,000 square feet with a monthly lease payment of $3,000; the Detroit lease and expires February 28, 2006. Rental expense was $185,861, $152,572, and $167,998 for the years ended November 30, 2004, 2003, and 2002, respectively.

Item 3.  Legal Proceedings

               None.

Item 4.  Submission of Matters to a Vote of Security Holders

               None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's Common Stock previously traded on the National Association of Securities Dealers, Inc. ("NASDAQ") National Market under the symbol "AGVS". The Company's common stock began trading on the OTC Bulletin Board in November, 1995. As of November 30, 2004, 4,824,451 of the Company's 11,000,000 authorized shares of Common Stock were issued and outstanding.

     Trading in the Company's securities commenced on March 28, 1990. The table below indicates quarterly high and low bid and asked information for the years ended November 30, 2004 and 2003, respectively, as provided to the Company by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without dealer mark-up, mark-down, or commission, and may not represent actual transactions.

     The approximate  number of holders of record of common stock of the Company
as  of  January  14,  2005  was  180.  The  Company   believes  that  there  are
approximately 650 beneficial owners of the Company's common stock.


                                                                   Market Price per Share

                                       -------------------------------------------------------------------------------
                                                        2004                                    2003

                                       --------------------------------------------------------------------------------

                                              High                 Low                High                Low
Quarter Ended                            Bid        Ask       Bid      Ask       Bid       Ask       Bid       Ask
-----------------------------------------------------------------------------------------------------------------------

February 28                              1.05       1.25      0.40     0.45      0.20      0.40      0.11      0.16
May 31                                   0.78       1.04      0.35     0.45      0.15      0.20      0.05      0.08
August 31                                0.51       0.90      0.31     0.40      0.45      0.53      0.10      0.19
November 30                              0.52       0.75      0.28     0.35      1.04      1.05      0.15      0.35
=======================================================================================================================


     The Company has never paid cash dividends and has no present intention to declare or pay cash dividends. The Company continues to explore its options to raising additional capital, entering into a possible business combination or taking the Company private.

                      EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information about our equity compensation plans as of November 30, 2004. All outstanding awards relate to our common stock. For additional information about our equity compensation plans, see note 12 to our financial statements in Item 7.


                                                                                          Number of securities
                                                                                          remaining available for
                                Number of securities to be                                future issuance under
                                  issued upon exercise of     Weighted-average exercise   equity compensation plans
                                   outstanding options,         price of outstanding      (excluding securities
Plan category                       warrants and rights         options, warrants and     issuable under outstanding
                                                                       rights             options, warrants and
                                                                                          rights)
-------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders              220,500                       $0.29                          -

Equity compensation plans not
approved by security holders
                                             -                            -                            -
-------------------------------------------------------------------------------------------------------------------

Total                                     220,500                       $0.29                          -
===================================================================================================================

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     On March 2, 2004, the Company received notice from its certifying accountants, McGladrey and Pullen, LLP, that it declined to stand for re-election after completion of the audit for the fiscal year ending November 30, 2003 and completing its normal re-evaluation process. McGladrey has audited the Company's financial statements since May 25, 1989.

     During the Company's two most recent fiscal years and subsequent interim period preceding the notice from McGladrey & Pullen on March 2, 2004, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

     The Company commenced a search for a substitute accounting firm on March 4, 2004 and selected Grant Thornton LLP on March 16, 2004, as reported on the Company's Form 8-K, to perform auditing services for the Company.


Item 8A.  Controls and Procedures

     The Company maintains a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of the Company's published financial statements and other disclosures included in this report. The
Company's Board of Directors, operating through an audit committee that is composed entirely of independent outside directors, provides oversight to the Company's financial reporting process.

     Under the supervision and with the participations of our management, including the Chief Executive Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer has concluded that, except as discussed below, these disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving desired control objectives and, based on the evaluation described above, our Chief Executive Officer concluded that our disclosure controls and procedures were effective at reaching that level of reasonable assurance, except as discussed below.

     In connection with the audit of our financial statements for the fiscal year ended November 30, 2004, our independent registered public accounting firm informed us that they had discovered what they believed to be a significant deficiency which constitutes a material weakness in our internal controls over financial reporting under the standards of the Public Company Accounting Oversight Board. They noted that adequate segregation of duties do not exist for the Company's financial reporting process, as the duties of Controller, CFO and CEO are performed by the same individual. Accordingly, the preparation of financial statements and the related monitoring controls surrounding this process have not been segregated. We have initiated corrective actions to address this internal control deficiency, and will continue to evaluate the effectiveness of our disclosure controls and internal controls and procedures on an ongoing basis, taking corrective action as appropriate.

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

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

     The information under the captions "Election of Directors", "Management", and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Registrant's definitive Proxy Statement is incorporated herein by reference.

     The Board has adopted a Code of Business Conduct and Ethics, which applies to all of the Company's employees, officers and Directors. The Code of Business Conduct and Ethics was filed as Exhibit 14 of the Company's 10-KSB for the period ending November 30, 2003.

Item 10.  Executive Compensation

     The  information  under  the  captions   "Compensation  of  Directors"  and
"Executive Compensation" in the Registrant's definitive Proxy Statement for its 2005 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information set forth under the caption "Security Ownership of Management and Others" in the Registrant's definitive Proxy Statement for its 2005 Annual Meeting of Stockholders is incorporated herein by reference.

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



--------

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

     (c)* Delaware Certificate of Amendment dated June 25, 2002 for Company's name change to Transbotics Corporation

3.2  *         Bylaws of the Company  (incorporated  by reference to Exhibit 3.2 to the Company's 1990 Form 10-K)

4.1  *         Form of Common Stock  certificate  (incorporated  by reference to
               Exhibit  4.1  to  the  Company's   Registration   Statement  (No.
               33-32925) on Form S-18)

10.1 (a)*      License Agreement dated November 30, 2000 between the Company and
               Netzler & Dahlgren Co. AB  (incorporated  by reference to Exhibit
               10.1 to the December 20, 2000 Form 8-K)

     (b)* Security Agreement dated March 2, 2001 between the Company and Netzler & Dahlgren Co. AB (incorporated by reference to Exhibit 10.2(h) to the Company's Form 10-KSB for the fiscal year ended November 30, 2000 (the 2000 Form 10-KSB))

10.2 * Service and Support Agreement dated December 14, 1999 between the Company and the Raymond Corporation (incorporated by reference to Exhibit 10.7 to the Company's 1999 Form 10-KSB)

10.3 * Employment Agreement dated March 1, 1999 between Claude Imbleau and the Company (incorporated by reference to Exhibit 4 to the Company's Form 10-QSB for the period ending May 31, 1999)

Item 13.         Exhibits and Reports on Form 8-K

Exhibit
No.            Description
--------       -----------

10.4 (a)*      Promissory Note and other related agreements between  Transbotics and SouthTrust Bank dated November 13, 2003(incorporated by reference to Exhibit 10.8 to the Company's Form 10-KSB for the period ending November 23, 2004)

     (b) Promissory Note and other related agreements between Transbotics and SouthTrust Bank dated November 23, 2004

10.5 * Subscription agreement for 600,000 shares and $150,000 convertible note between Transbotics and Robison-Oates Investment Fund, LLC. ( incorporated by reference to Exhibit 10.2 the Company's September 26, 2003 Form 8-K)

10.6 * Subscription agreement for 300,000 shares and $75,000 convertible note between Transbotics and Curt Kennington ( incorporated by reference to Exhibit 10.3 the Company's September 26, 2003 Form 8-K )

10.7 * Subscription agreement for 300,000 shares and $75,000 convertible note between Transbotics and Anthony Packer (incorporated by reference to Exhibit 10.4 the Company's September 26, 2003 Form 8-K)

10.8 *         Investor   Rights   Agreement   between   the   Corporation   and
               Shareholders (incorporated by reference to Exhibit 10.5 the Company's September 26, 2003 Form 8-K)

10.9 * Form D Notice of sale of securities pursuant to regulation D dated October 7, 2003(incorporated by reference to Exhibit 10.9 to the Company's Form 10-QSB for the period ending August 31,
               2003)

10.10* Press release on major order (incorporated by reference to Exhibit 10.1 to the Company's January 15, 2004 Form 8-K)

10.11* License Agreement dated December 31, 2003 between the Company and Frog Navigation Systems B.V. (incorporated by reference to
               Exhibit 10.19 to the Company's Form 10-KSB for the period ending November 30, 2003)

10.12* Major Contract between Transbotics and customer that was announced on January 15, 2004 Form 8-K. (incorporated by reference to Exhibit 10.20 to the Company's Form 10-KSB for the period ending November 30, 2003)

10.13          Press release announcing new order in Cosmetic industry

10.14          Press release announcing new order in Printing industry

13.            Company's 2004 Annual Report

14   *         Transbotics Code of Business Conduct & Ethics order (incorporated by  reference  to Exhibit 14 to the  Company's  November 30, 2003
               Form 10-KSB)

23.3 (a) Consent of Grant Thornton LLP to the incorporation by reference of its Report of Independent Registered Public Accounting Firm in this Form 10-KSB

     (b) Consent of McGladrey & Pullen, LLP to the incorporation by reference of its Report of Independent Registered Public Accounting Firm in this Form 10-KSB

31.1 Certification of by Claude Imbleau, The Company's President, CEO, principal financial officer and principal accounting officer

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

99.6* United States Letters Patentfor Apparatus and Method for Optical Guidance System for Automatic Guided Vehicle (Patent No. 4,626,995; Date of Patent 12/02/86) (incorporated by reference to
               Exhibit 28.6 to the Form S-18)

99.7* United States Certificate of Registration of Trademark POWERWAY (No. 2,323,133; Date of Registration 02/29/2000) (incorporated by reference to Exhibit 99.7 to the November 30, 2003 Form 10KSB)

99.8* United States Certificate of Registration of Trademark TRANSBOTICS (No. 2,740,372; Date of Registration 07/22/2003) (incorporated by reference to Exhibit 99.7 to the November 30, 2003 Form 10KSB)

       * Certain of the exhibits to this Report, indicated by an asterisk, are hereby incorporated by reference to other documents on file with the Commission, with which they are filed in fact, to be a part hereof as of their respective dates.

(b) Reports on Form 8-K

         None

Item 14.  Principal Accountant Fees and Services

     The information under the caption "Principal Accountant Fees and Services" in the Registrant's definitive Proxy Statement for its 2005 annual meeting of Stockholders is incorporated herein by reference.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               TRANSBOTICS CORPORATION
                               Registrant


                               By :/s/Claude Imbleau
                                   -----------------
                                   Claude Imbleau
                                   President, CEO, CFO


Date: February 11, 2005


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and date indicated.


                               By: /s/D. Bruce Wise
                                   ------------------------------
                                   D. Bruce Wise
                                   Chairman of the Board of Directors

                               By: /s/Claude Imbleau
                                   ------------------------------
                                   Claude Imbleau
                                   President, CEO
                                   Director ( Principal Executive Officer,
                                   Principal Financial Officer and Principal
                                   Accounting Officer)

                               By: /s/Tommy Hessler
                                   ------------------------------
                                   Tommy Hessler
                                   Executive Vice President
                                   Director

                               By: /s/ John H. Robison
                                   ------------------------------
                                   John H. Robison
                                   Director

                               By: /s/ Edward H. Gross
                                   ------------------------------
                                   Edward H. Gross
                                   Director


Date: February 11, 2005