Form 10QSB
period 2005-02-28
TRANSBOTICS CORP
filed 2005-04-05
CIK 859621

U.S. Securities and Exchange
                        Commission Washington, D.C. 20549


                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   February 28, 2005
--------------------------------------------------------------------------------


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

     As of March 15, 2005, there were 4,827,451 shares of common stock outstanding.

     Transitional Small Business Disclosure Format (Check one):
        Yes___; No X

                                    I N D E X
                                                                            Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
           Condensed Balance Sheets
              February 28, 2005 (Unaudited) and November 30, 2004            3-4

           Condensed Statements of Operations
              Three months ended February 28, 2005 and February 29,
              2004 (Unaudited)                                                 5

           Condensed Statements of Cash Flows
              Three months ended February 28, 2005 and February 29,
              2004 (Unaudited)                                                 6

           Notes to Condensed Financial Statements                           7-8
Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                           9-13

Item 3. Controls and Procedures                                               14

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                                     15

Item 2. Changes in Securities                                                 15

Item 3. Defaults Upon Senior Securities                                       15

Item 4. Submission of Matters to a Vote of Security Holders                   15

Item 5. Other Information                                                     15

Item 6. Exhibits and Reports on Form 8-K                                      15
           (a) Exhibits -- Press Releases and other Exhibits
           (b) Reports on Form 8-K

SIGNATURES                                                                    16

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
                             TRANSBOTICS CORPORATION

                            CONDENSED BALANCE SHEETS

                                                                                 February 28,      November 30,
                                                                                     2005              2004
                                                                                 (Unaudited)
----------------------------------------------------------------------------------------------------------------
      ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                      $ 493,303         $ 236,968
     Accounts receivable, net                                                       1,206,664         1,500,636
     Inventories                                                                      527,286           412,725
     Costs and estimated earnings in excess of
            billings on uncompleted contracts                                         419,305           610,462
     Prepaid expenses and other assets                                                 62,707            42,400

----------------------------------------------------------------------------------------------------------------
              Total current assets                                                  2,709,265         2,803,191
----------------------------------------------------------------------------------------------------------------

NONCURRENT DEPOSITS                                                                    28,854            31,854
----------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT
      Furniture, fixtures and office equipment, including assets
            acquired under capital leases 2005 $13,270; 2004 $0                       222,673           195,054
      Machinery and equipment                                                          80,224            78,960
----------------------------------------------------------------------------------------------------------------
                                                                                      302,897           274,014

       Less accumulated depreciation, including amounts applicable
           to assets acquired under capital leases 2005 $442; 2004 $0                 167,329           152,581
----------------------------------------------------------------------------------------------------------------
                                                                                      135,568           121,433
----------------------------------------------------------------------------------------------------------------
                                                                                  $ 2,873,687       $ 2,956,478
================================================================================================================


See Notes to Condensed Financial Statements

                                                                                 February 28,      November 30,
                                                                                     2005              2004
                                                                                  (Unaudited)
---------------------------------------------------------------------------------------------------------------
      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Note payable, Bank (Note D)                                                    $ 150,000        $ 150,000
     Current maturities of long- term debt (Note D)                                     2,043                -
     Accounts payable                                                                 825,910        1,105,983
     Accrued expenses and customer deposits                                           200,634          224,684
     Billings in excess of costs and estimated
              earnings on uncompleted contracts                                       882,058          664,133
---------------------------------------------------------------------------------------------------------------
              Total current liabilities                                             2,060,645        2,144,800
---------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT (Note D )                                                              311,068          300,000
---------------------------------------------------------------------------------------------------------------


COMMITMENTS AND CONTINGENCIES (Note F)

STOCKHOLDERS' EQUITY
       Preferred stock, par value $.01 per share;
              1,000,000 shares authorized; no shares issued                                 -                -
       Common stock, par value $.01 per share;
                11,000,000 shares authorized;
                4,824,451 shares issued and outstanding                                48,244           48,244
       Additional paid-in capital                                                   4,571,406        4,571,406
       Accumulated deficit                                                         (4,117,676)      (4,107,972)

---------------------------------------------------------------------------------------------------------------
                                                                                      501,974          511,678
---------------------------------------------------------------------------------------------------------------
                                                                                  $ 2,873,687      $ 2,956,478
===============================================================================================================

                             TRANSBOTICS CORPORATION


                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                   February 28,      February 29,
                                                                                       2005              2004
-----------------------------------------------------------------------------------------------------------------
Net revenues                                                                       $ 1,592,350       $ 1,175,089
Cost of goods sold                                                                   1,095,733           799,944
-----------------------------------------------------------------------------------------------------------------
    Gross profit                                                                       496,617           375,145
-----------------------------------------------------------------------------------------------------------------

Operating expenses:
      Selling                                                                          169,686           146,108
      General and administrative                                                       298,237           306,729
      Research and development                                                          31,141            63,826
-----------------------------------------------------------------------------------------------------------------
                                                                                       499,064           516,663
-----------------------------------------------------------------------------------------------------------------
            Operating loss                                                              (2,447)         (141,518)

Net interest expense                                                                    (7,257)           (5,501)
-----------------------------------------------------------------------------------------------------------------

Loss before income taxes                                                                (9,704)         (147,019)

Federal and state income taxes  (Note B)                                                     -                 -
-----------------------------------------------------------------------------------------------------------------
           Net loss                                                                   $ (9,704)       $ (147,019)
=================================================================================================================

Weighted average number of common
     shares outstanding - Basic                                                      4,824,451         4,786,451

Weighted average number of common
     shares outstanding - Diluted                                                    5,486,465         5,460,015
=================================================================================================================

Loss per common share - basic (Note C)                                                 $ (0.00)          $ (0.03)
Loss per common share - diluted (Note C)                                                 (0.00)            (0.03)

=================================================================================================================

Dividends per common share                                                                 $ -               $ -
=================================================================================================================

See Notes to Condensed Financial Statements

                                               TRANSBOTICS CORPORATION


                                          CONDENSED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)

                                                                                                Three Months Ended
                                                                                            February 28,   February 28,
                                                                                                2005           2004
-----------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
     OPERATING  ACTIVITIES                                                                   $ 272,107       $(382,989)
-----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

      Purchase of property and equipment                                                       (15,613)         (4,936)
-----------------------------------------------------------------------------------------------------------------------
              NET CASH USED IN
                 INVESTING ACTIVITIES                                                          (15,613)         (4,936)
-----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from long-term borrowings                                                           -               -
        Principal payments on long-term borrowings,
            including capital lease obligations                                                   (159)              -
-----------------------------------------------------------------------------------------------------------------------
              NET CASH USED IN
                   FINANCING ACTIVITIES                                                           (159)              -
-----------------------------------------------------------------------------------------------------------------------
      Increase (decrease) in cash and cash equivalents                                         256,335        (387,925)

      Cash and cash equivalents:

           Beginning                                                                           236,968         545,193
-----------------------------------------------------------------------------------------------------------------------
           Ending                                                                            $ 493,303       $ 157,268
=======================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Cash payments for interest                                                            $       -       $   5,501
       Equipment additions financed through capital lease obligations                        $  13,270       $       -

=======================================================================================================================

See Notes to the Condensed Financial Statements

                             TRANSBOTICS CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



Note A.

The unaudited condensed financial statements and related notes have been prepared by Transbotics Corporation (the "Company"), without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at February 28, 2005, and for all periods presented, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended November 30, 2004. The results of operations for the three months ended February 28, 2005 are not necessarily indicative of the operating results for the full year.



Note B. Income Taxes

The Company did not recognize any income tax benefits in 2004 and 2005 for its current losses as all prior taxes were recognized in the previous financial statements and utilization of operating loss carryforwards in the future are not assured.


Note C. Earnings (losses) per common share:

Basic per share amounts are computed, generally, by dividing net income or loss by the weighted-average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is antidilutive. At February 28, 2005 and February 29, 2004 the Company had options outstanding to purchase a total of 220,500, and 227,500 shares of common stock, respectively, at weighted-average exercise prices of varying amounts.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note D.  Note Payable and Long-Term Debt

                                                                                       February 28,    November 30,
                                                                                           2005            2004
----------------------------------------------------------------------------------------------------------------------
Note payable agreement that allows the Company to borrow up to $150,000 and bears interest at the lender's prime rate plus 1.50% per annum. The loan agreement is further secured by the Company's assets and originally was to expire March 31, 2005. (1)(2) The note payable agreement was renegotiated on
March 23, 2005, the Company may borrow up to $400,000 and bears interest at the
lender's prime rate. The renegotiated loan agreement obligation are evidenced by        $ 150,000       $ 150,000
----------------------------------------------------------------------------------------------------------------------

Long-term debt consists of the following :
----------------------------------------------------------------------------------------------------------------------

In September 2003, the Company issued $300,000 principal amount of 6%
convertible subordinated notes due September 2013. Interest on the 6%
convertible notes is payable quarterly on February 28th, May 31st, August 31st and November 30th. The 6% convertible notes were issued at 100% principal value, and are convertible into 750,000 shares of common stock at the option of the holder at any time at a price of $0.40 per share. The 6% convertible notes may be redeemed, in whole or in part, at the Company's option on or after September
30, 2006 at 100% of the principal amount.                                               $ 300,000       $ 300,000

Obligations under capital leases                                                           13,111               -
----------------------------------------------------------------------------------------------------------------------
                                                                                          313,111         300,000
Less current maturities:
         Notes                                                                                  -               -
         Obligations under capital leases                                                   2,043               -
======================================================================================================================
                                                                                        $ 311,068       $ 300,000
======================================================================================================================

(1)  The prime rate at February 28, 2005 was 5.5% .

(2) The line of credit is secured by a first priority security interest in the Company's accounts receivable, inventory, software and intangibles.


Note E.   Related Party Transactions

In 2003 the Company's landlord, Curt Kennington, became a related party when he invested in the Company by acquiring shares and convertible debt. During first quarter of 2005 and 2004 the Company's rent payments to Mr. Kennington were $39,023 and $36,306, while interest expense relating to the convertible debt was $1,125 and $1,125, respectively.

In 2003, Mr. John Robison became a Director and related party when he invested in the Company by acquiring shares and convertible debt (see Note D). Mr Robison received interest payments from the Company of $2,250 and $2,250 on the convertible debt for the period ended February 28, 2005 and 2004, respectively.

In 2003 Anthony Packer, became a related party when he invested in the Company by acquiring shares and convertible debt. During first quarter of 2005 and 2004 the Company's interest expenses relating to the convertible debt to Mr. Packer were $1,125 and $1,125, respectively.


Note F.   Commitments

On July 23, 2004 the Company entered into an Equipment Purchase and Installation Contract with a major customer for approximately $1,450,000 for two AGV systems. The first system's contract amount is approximately $450,000; the first system was delivered and accepted in the fourth quarter of 2004. The second system's contract amount is approximately $1,000,000; this second system was delivered in the fourth quarter of 2004 and is scheduled for acceptance in the second quarter of 2005. Customer acceptance of these systems is determined by the Company meeting the agreed functional specifications of each specific system as specified by the contract. The contract has a performance guarantee clause which grants the customer the right to cancel the contract should acceptance of the system not occur within six (6) months after delivery, due to no fault of the customer. The customer may elect to have the equipment removed at no expense to the customer, and all monies paid to date refunded. In management's opinion the system meets the functional specification and should be accepted as scheduled.

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

                                                                                                      Percentage Change
                                                                                                          Increase
                                                          Percentage of Net Revenues                     (Decrease)
--------------------------------------------------------------------------------------------------------------------------------

                                                                                                      Three Months Ended
                                                          For the Three Months Ended                 February 29, 2004 vs.
                                                      February 28, 2005     February 29, 2004          February 28, 2005
                                                                  %                 %                            %
--------------------------------------------------------------------------------------------------------------------------------
Net revenues                                                  100.0             100.0                         35.5
Cost of goods sold                                             68.8              68.1                         37.0
--------------------------------------------------------------------------------------------------------------------------------

Gross profit                                                   31.2              31.9                         32.4
--------------------------------------------------------------------------------------------------------------------------------

Operating expenses:
   Selling                                                     10.7              12.4                         16.1
   General and administrative                                  18.7              26.1                         (2.8)
   Research and development                                     2.0               5.4                        (51.2)
--------------------------------------------------------------------------------------------------------------------------------
                                                               31.4              43.9                         (3.4)
--------------------------------------------------------------------------------------------------------------------------------
Operating loss                                                (0.2)            (12.0)                        (98.3)

Net interest expense                                            0.4               0.5                         31.9
--------------------------------------------------------------------------------------------------------------------------------

Loss before income taxes                                      (0.6)            (12.5)                        (93.4)

Income taxes                                                      -                 -                            -
--------------------------------------------------------------------------------------------------------------------------------

Net  loss                                                     (0.6)            (12.5)                        (93.4)

Quarter Ended February 28, 2005 Compared to the Quarter Ended February 29, 2004

     Net revenues increased by $417,261 or 35.5% from $1,175,809 in the earlier period to $1,592,350 in the latter period. The increase is primarily due to higher opening backlog for the current quarter compared to the prior year.

     Cost of goods sold increased from $799,944 to $1,095,733, or 37.0% primarily due to higher revenues; as a percentage of net revenues, cost of goods sold increased from 68.1% to 68.8%. Gross profit increased by $121,472, or 32.4% from $375,145 to $496,617 due primarily to greater revenues compared to the prior year. Gross profit as a percentage of revenues decreased from 31.9% to 31.2%.

     Selling expenses increased from $146,108 to $169,686, or 16.1% primarily due to the Company attending a major trade show in the current quarter while no show was attended in the second quarter of the prior year. General and administrative expenses decreased from $306,729 to $298,237, or 2.8% compared to the prior year. The decrease in G&A can not be attributed to any one expense and such fluctuations are considered normal. The Company incurred $31,141 of research and development expense in the first quarter ending in 2005 compared to $63,826 in the first quarter ending in 2004. The decrease in R&D was attributed to engineering resources being allocated to project work rather than development work.

     Primarily as a result of the foregoing, operating loss decreased by $139,071 from an operating loss of $141,518 in the first quarter of 2004 to an operating loss of $2,447 in the first quarter of 2005.

     The net interest expense increased from $5,501 to $7,257 in the current year primarily due to interest on increased borrowings from the note payable to the bank.

     The Company did not recognize any tax benefits in 2005 and 2004 for its current losses, as the Company had net operating loss carryforwards. Deferred tax assets have not been recognized since utilization of operating loss carryforwards in the future are not assured.

     Primarily due to the higher revenues in 2005 as described above, the Company decreased the net loss in first quarter of 2005 to $9,704 compared to a net loss of $147,019 in the first quarter of 2004.

Backlog. Backlog consists of all amounts contracted to be paid by customers but not yet recognized as net revenues by the Company. At February 28, 2005, the Company had a backlog of approximately $3,620,000 compared to approximately $3,300,000 one year earlier.

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

During the period ended February 28, 2005 net cash provided by operating activities was $272,107. The Company's Accounts receivable balance decreased as receivables from 2004 were collected. Inventory increased compared to 2004 due to work in progress increasing to prepare for the 2005 second quarter shipments.

The Company renewed and increased its $150,000 bank line of credit to $400,000 on March 23, 2005 as further described in Note D. As of March 28, 2005 there were no outstanding borrowings. The credit line is evidenced by a demand note which is reviewed annually unless called prior to the anniversary date.

The Company believes that its working capital of $648,620 at February 28, 2005 is adequate for its current operations.

The Company will, from time to time, reexamine the possibility or feasibility of going private to reduce its operating expenses. The Company's current expenses relating to being publicly held are approximately $250,000 annually, which is a significant expense compared to the Company's net income.

Critical Accounting Policies:

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

The Company recognizes revenues under AGV systems contracts on the percentage of completion method, measured by the percentage of each component cost incurred to date to estimated total component contract costs for each component in the contract. Component costs include material, direct labor, subcontracts, engineering, overhead, and miscellaneous costs. Provisions for estimated losses are made in the period in which they first become determinable.

"Costs and estimated earnings in excess of billings on uncompleted contracts" represent revenue recognized in excess of amounts billed. "Billings in excess of costs and estimated earnings on uncompleted contracts" represent billings in excess of revenues recognized.

Due to the average length of typical AGV system projects, the large dollar amount of each project, and inherent difficulties in estimating the total component costs, the use of different estimates and assumptions may have provided materially different results.

Stock options:

Grants to employees under the stock option plans are accounted for following the recognition and measurement provisions of APB Opinion No. 25 and related interpretations. Compensation cost under APB 25 was $18,403 for the period ended February 29, 2004. No such compensation cost were recognized during the quarter ended February 28, 2005.

The impact on reported net income and earnings per share of using the fair value method of accounting for stock-based compensation was not significant for the Periods ended February 28, 2005 and 2004.

At February 28, 2005 and February 29, 2004, options were outstanding to purchase a total of 220,500, and 227,500 shares of common stock of the Company, respectively, at weighted-average exercise prices of varying amounts. At February 28, 2005, 220,500 outstanding options were vested and exercisable while 227,500 options at February 29, 2004 were vested and exercisable.

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

     Under the supervision and with the participation of our management, including the Chief Executive Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer has concluded that these disclosure controls and procedures are not effective, for the reasons noted below, to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving desired control objectives and, based on the evaluation described above, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective at reaching that level of reasonable assurance, for the reason discussed below.

     In connection with the audit of our financial statements for the fiscal year ended November 30, 2004, our independent registered public accounting firm informed us that they had discovered what they believed to be a significant deficiency which constitutes a material weakness in our internal controls over financial reporting under the standards of the Public Company Accounting Oversight Board. They noted that adequate segregation of duties do not exist for the Company's financial reporting process, as the duties of Controller, CFO and CEO are performed by the same individual. Accordingly, the preparation of financial statements and the related monitoring controls surrounding this process have not been segregated. We have initiated corrective actions to address this material weakness, by hiring an independent accountant to review work prepared by the CEO. We will continue to evaluate the effectiveness of our disclosure controls and internal controls and procedures on an ongoing basis, taking corrective action as appropriate.

     Except for the corrective action described above, there were no changes in the internal controls or in other factors that could materially affect internal controls subsequent to the date of evaluation, including any corrective actions with regard to deficiencies and material weaknesses. Without limiting the foregoing, there have been no changes in internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

          None.

Item 5. Other Information
          None.


Item 6. Exhibits and Reports on Form 8-K

          (a) Exhibits -

          1. Press release disclosing new line of credit with Wachovia Bank, N.A. dated March 23, 2005

          2.   Loan Agreement with Wachovia Bank, N.A. dated March 23, 2005

          3. Certification of each principal executive officer and principal financial officer

          4.   Certification of Periodic  Financial Report pursuant to 18 U.S.C.
               Section 1350


          (b) Reports on Form 8-K

               None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                       TRANSBOTICS CORPORATION
                                             (Registrant)







                                       BY:  /s/ Claude Imbleau
                                       ----------------------------------------
                                       Claude Imbleau
                                       President, CEO, CFO
                                       Director ( Principal Executive Officer,
                                       Principal Financial Officer and Principal
                                       Accounting Officer)






Date:  April 4, 2005

                                  EXHIBIT INDEX



The following documents are included in this Form 10-QSB as an Exhibit:

                    Designation Number
                    Under Item 601 of
Exhibit Number      Regulation S-K        Exhibit Description                                          Page Number
-------------------------------------------------------------------------------------------------------------------


(A) Exhibits:
-------------------

1.                  10.1                  Press release announcing new line of credit with Wachovia         18
                                          Bank, N.A.
2.                  10.2                  Loan agreement between the Company and Wachovia Bank, N.A.        19
                                          dated March 23, 2005
3.                  31.1                  Certification  of  each  principal   executive  officer  and      41
                                          principal financial officer

4.                  32.1                  Certification  of Periodic  Financial  Report pursuant to 18      42
                                          U.S.C. section 1350