Form 10QSB
period 2005-05-31
TRANSBOTICS CORP
filed 2005-07-08
CIK 859621

U.S. Securities and Exchange
                        Commission Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   May 31, 2005
--------------------------------------------------------------------------------


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

    As of June 15, 2005, there were 4,827,451 shares of common stock outstanding.

    Transitional Small Business Disclosure Format (Check one):
Yes   ; No X
   ---    ---

                                    I N D E X



                                                                         Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

         Condensed Balance Sheets
          May 31, 2005 (Unaudited) and November 30, 2004                 3 - 4

         Condensed Statements of Operations
          Three and Six months ended May 31, 2005 and May 31, 2004
          (Unaudited)                                                      5

         Condensed Statements of Cash Flows
          Six months ended May 31, 2005 and May 31, 2004
          (Unaudited)                                                      6

         Notes to Condensed Financial Statements                         7 - 8

Item 2. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                 9 - 14

Item 3. Controls and Procedures                                            15
                16


PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                  16

Item 2. Changes in Securities and Use of Proceeds                          16

Item 3. Defaults Upon Senior Securities                                    16

Item 4. Submission of Matters to a Vote of  Security Holders               16

Item 5. Other Information                                                  16

Item 6. Exhibits and Reports on Form 8-K                                   16

        (a) Exhibits -- Press Releases and Other Exhibits
        (b) Reports on Form 8-K

SIGNATURES                                                                 17

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
                             TRANSBOTICS CORPORATION

                            CONDENSED BALANCE SHEETS

                                                May 31,    November 30,
                                                  2005         2004
                                               (Unaudited)
-------------------------------------------------------------------------

      ASSETS

CURRENT ASSETS
     Cash and cash equivalents                $  373,328   $  236,968
     Accounts receivable, net                    943,181    1,500,636
     Inventories, net                            622,990      412,725
     Costs and estimated earnings in
      excess of billings on uncompleted
      contracts                                  650,287      610,462
     Prepaid expenses and other current
      assets                                      36,578       42,400

-------------------------------------------------------------------------
        Total current assets                   2,626,364    2,803,191
-------------------------------------------------------------------------


NONCURRENT DEPOSITS                               18,190       31,854
-------------------------------------------------------------------------

PROPERTY AND EQUIPMENT
     Furniture, fixtures and office
      equipment, including assets acquired
      under capital leases; 2005 $13,270,
      2004 $0                                 $  227,841   $  195,054
     Machinery and equipment                      86,126       78,960
-------------------------------------------------------------------------
                                                 313,967      274,014

     Less accumulated depreciation
      including amounts applicable
      to assets acquired under capital
      leases; 2005 $1,105, 2004 $0               182,146      152,581
-------------------------------------------------------------------------
                                                 131,821      121,433
-------------------------------------------------------------------------

                                              $2,776,375   $2,956,478
=========================================================================

See Notes to Condensed Financial Statements

                                                 May 31,   November 30,
                                                  2005         2004
                                              (Unaudited)
-------------------------------------------------------------------------


      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Note payable, Bank (Note D)              $       -    $  150,000
     Current maturities of long-term debt          2,109           -
     Accounts payable                            661,768    1,105,983
     Accrued expenses and customer deposits      219,170      224,684
     Billings in excess of costs and
      estimated earnings on uncompleted
      contracts                                  956,278      664,133
-------------------------------------------------------------------------
          Total current liabilities            1,839,325    2,144,800
-------------------------------------------------------------------------
LONG-TERM DEBT (Note D)                          310,515      300,000
-------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
       Preferred stock, par value $.01 per
        share; 1,000,000 shares authorized; no
        shares issued                                 -            -
       Common stock, par value $.01 per
        share; 11,000,000 shares authorized
        4,827,451 and 4,824,451 shares issued
        and outstanding at 2005 and 2004,
        respectively                              48,274       48,244
       Additional paid-in capital              4,571,961    4,571,406
       Accumulated deficit                    (3,993,700)  (4,107,972)

-------------------------------------------------------------------------
                                                 626,535      511,678
-------------------------------------------------------------------------
                                              $2,776,375   $2,956,478
=========================================================================

                             TRANSBOTICS CORPORATION


                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                         Three Months Ended       Six Months Ended
                          May 31,     May 31,    May 31,      May 31,
                           2005        2004       2005         2004
-------------------------------------------------------------------------

Net revenues           $2,310,234  $1,207,784  $3,902,584  $2,382,873
Cost of goods sold      1,687,421     822,804   2,783,154   1,622,748
-------------------------------------------------------------------------
  Gross profit            622,813     384,980   1,119,430     760,125
-------------------------------------------------------------------------

Operating expenses:
  Selling                 127,379     177,214     297,065     323,322
  General and
   administrative         293,623     304,671     591,860     611,400
  Research and
   development             70,073      63,330     101,214     127,156
-------------------------------------------------------------------------
                          491,075     545,215     990,139   1,061,878
-------------------------------------------------------------------------
    Operating income
     (loss)               131,738    (160,235)    129,291    (301,753)
-------------------------------------------------------------------------


Net interest expense:      (7,762)     (5,101)    (15,019)    (10,602)
-------------------------------------------------------------------------

Income (loss) before
 income taxes             123,976    (165,336)    114,272    (312,355)

Federal and state
 income taxes  (Note B)        -           -           -           -
-------------------------------------------------------------------------


    Net income
     (loss)            $  123,976  $ (165,336) $  114,272  $ (312,355)
=========================================================================

Weighted average
 number of common
 shares outstanding     4,827,223   4,807,118   4,825,852   4,796,784
-------------------------------------------------------------------------

Income (loss) per
 common share -- basic
 (Note C)              $     0.03  $    (0.03) $     0.02  $    (0.07)
Income (loss) per
 common share --
 diluted  (Note C)           0.03       (0.03)       0.02       (0.05)

=========================================================================

Dividends per common
 share                 $       -   $       -   $       -   $       -
=========================================================================

See Notes to the Condensed Financial Statements

                       TRANSBOTICS CORPORATION


                  CONDENSED STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                                   Six Months Ended
                                                 May 31,      May 31,
                                                  2005         2004
-------------------------------------------------------------------------

NET CASH PROVIDED BY
     OPERATING  ACTIVITIES                     $  177,985  $   30,185
-------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment           (41,564)    (16,582)
-------------------------------------------------------------------------

          NET CASH USED IN INVESTING ACTIVITIES   (41,564)    (16,582)
-------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net proceeds from the exercise of stock
      options, and common stock issued                585       5,265
     Principal payments on long-term borrowings      (646)         -
-------------------------------------------------------------------------

          NET CASH (USED IN) PROVIDED BY
           FINANCING ACTIVITIES                       (61)      5,265
-------------------------------------------------------------------------
     Increase in cash and cash equivalents        136,360      18,868

     Cash and cash equivalents:

        Beginning                                 236,968     545,193
-------------------------------------------------------------------------
        Ending                                 $  373,328  $  564,061
=========================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash payments for:

        Interest                               $   15,019  $   10,602
        Equipment additions financed through
         capital lease obligations             $   13,270  $       -

=========================================================================

See Notes to the Condensed Financial Statements

                             TRANSBOTICS CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)




Note A.


The unaudited condensed financial statements and related notes have been prepared by Transbotics Corporation (the "Company") without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at May 31, 2005, and for all periods presented, have been made.


Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended November 30, 2004. The results of operations for the three months and six months ended May 31, 2005 are not necessarily indicative of the operating results for the full year.


Note B. Income Taxes


The Company did not recognize any income tax benefits in 2004 for its losses or any income tax expense in 2005 for its earnings as the Company had net operating loss carryforwards. Deferred tax assets have not been recognized since utilization of operating loss carryforwards in the future are not assured to be realized.

Note C. Earnings (losses) per common share:


Basic per share amounts are computed, generally, by dividing net income or loss by the weighted-average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is antidilutive. At May 31, 2005 and May 31, 2004 the Company had options outstanding to purchase a total of 214,500, and 231,500 shares of common stock, respectively, at weighted-average exercise prices of varying amounts.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

 Note D.  Note Payable and Long-Term Debt

                                                                  May 31,   November 30,
                                                                   2005         2004
----------------------------------------------------------------------------------------

Note payable  agreement that allows the Company to borrow up to $400,000 and bears  interest at the  lender's  prime rate per annum.  The loan  agreement  is  further  secured by the
Company's  assets  and  expires  March  23,  2006.  The loan agreement  obligation is evidenced by a demand note.  (1)(2)
The note payable  agreement  was  renegotiated  on March 23,
2005. Prior to the  renegotiation,  the Company could borrow
up to $150,000 at the lender's prime rate plus 1.5%.            $      -    $ 150,000
----------------------------------------------------------------------------------------

Long-term debt consists of the following:
----------------------------------------------------------------------------------------

In September  2003,  the Company issued  $300,000  principal amount of 6%  convertible  subordinated  notes due September
2013.  Interest  on  the 6%  convertible  notes  is  payable quarterly on each February 28th,  May 31st,  August 31st and
November  30th  during  the  term  of  the  notes.   The  6%
convertible  notes were issued at 100% principal  value, and are  convertible  into 750,000 shares of common stock at the option  of the  holder  at any time while the note is outstanding at a price of $0.40  per share. The 6% convertible notes
may be redeemed, in whole or in part, at the Company's
option on or after  September 30,
2006 at 100% of the principal amount.                           $ 300,000   $ 300,000

Obligations under capital leases                                   12,624         -
----------------------------------------------------------------------------------------
                                                                $ 312,624   $ 300,000
Less current maturities:
         Notes                                                         -          -
         Obligations under capital leases                           2,109         -
========================================================================================
                                                                $ 310,515  $ 300,000
========================================================================================


(1)   The prime rate at May 31, 2005 was 6.0%.
(2) The line of credit is secured by a first priority security interest in the Company's accounts receivable, inventory, software and intangibles.

Note E.   Related Party Transactions

In 2003, the Company's landlord, Curt Kennington, became a related party when he invested in the Company by acquiring shares and convertible debt. During the first six months of 2005 and 2004, the Company's rent payments to Mr. Kennington were $78,526 and $72,616, respectively, while interest expense relating to the convertible debt was $2,250 and $2,250, respectively.

In 2003, John Robison became a Director and related party when he invested in the Company by acquiring shares and convertible debt (see Note D). Mr. Robison received interest payments from the Company of $4,500 and $4,500 on the convertible debt for the six month period ended May 31, 2005 and 2004, respectively.

In 2003, Anthony Packer became a related party when he invested in the Company by acquiring shares and convertible debt. During the first six months of 2005 and 2004, the Company's interest expenses relating to the convertible debt to Mr. Packer were $2,250 and $2,250, respectively.

Note F.  Commitments

On July 23, 2004, the Company entered into an Equipment Purchase and Installation Contract with a major customer for approximately $1,450,000 for two AGV systems. The first system's contract amount was approximately $450,000; the first system was delivered and accepted in the fourth quarter of 2004. The second system's contract amount is approximately $1,000,000; this second system was delivered in the fourth quarter of 2004 and is operational at the customer site. There remains a punch list of items which does not affect the performance of the system that need to be addressed before the system is fully accepted and paid by the customer. Customer acceptance of these systems is determined by the Company satisfying the functional specifications of each system as set forth in the contract. The contract has a performance guarantee clause which grants the customer the right to cancel the contract should acceptance of the system not occur within six (6) months after delivery due to no fault of the customer. The customer may elect to have the equipment removed at no expense to the customer, and all monies paid to date refunded. Despite a delay in clearing all punch list items, in management's opinion, the system is operational and meets the functional specifications, and therefore it is anticipated that acceptance will occur in the third quarter of 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the financial statements (including the notes thereto) presented elsewhere herein.

Overview

     The Company derives virtually all of its revenues from the sale of hardware, software and engineering services in connection with projects incorporating its Automated Guided Vehicle (AGV) control technology. In prior years the Company's net revenues from AGV systems, vehicles and technology were derived primarily from sales to customers serving a limited number of industries -- automotive, food and paper, textiles and newspaper publishing. The Company's results of operations can be expected to continue to depend substantially upon the capital expenditure levels in those industries and in other industries that the Company may enter.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

================================================================================


RESULTS OF OPERATIONS

     The table below shows (a) the relationship of income and expense items relative to net revenues, and (b) the change between the comparable prior period and current period, for the three-month and six-month periods ended May 31, 2005 and 2004, respectively. This table should be read in the context of the Company's condensed statements of income presented elsewhere herein:

                                                                                           Percentage of Change
                                                                                         Period to Period Increase
                                                      Percentage of Net Revenues                (Decrease)
-------------------------------------------------------------------------------------------------------------------
                                                                                            Three
                                                                                            Months   Six Months
                                             Three Months                 Six Months        Ended      Ended
                                                Ended                       Ended           May 31,    May 31,
                                         May 31,      May 31,       May 31,        May 31,  2004 to    2004 to
                                          2005         2004          2005           2004     2005       2005
                                            %            %             %             %         %          %
-------------------------------------------------------------------------------------------------------------------
Net Revenues                              100.0         100.0         100.0         100.0      91.3       63.8
Cost of Goods Sold                         73.0          68.1          71.3          68.1     105.1       71.5
-------------------------------------------------------------------------------------------------------------------

Gross Profit                               27.0          31.9          28.7          31.9      61.8       47.3
-------------------------------------------------------------------------------------------------------------------

Operating expenses:
Selling                                     5.5          14.7           7.6          13.6     (28.1)      (8.1)
General and administrative                 12.7          25.2          15.2          25.7      (3.6)      (3.2)
Research and development                    3.1           5.2           2.6           5.3      10.7      (20.4)
-------------------------------------------------------------------------------------------------------------------
                                           21.3          45.1          25.4          44.6      (9.9)      (6.8)
-------------------------------------------------------------------------------------------------------------------
Operating income (loss)                     5.7         (13.2)          3.3        (12.7)        *          *

Net interest expense:                      (0.3)         (0.4)         (0.4)        (0.4)      52.2       41.7
-------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes
                                            5.4         (13.6)          2.9        (13.1)        *          *

Federal  and state  income  taxes
 (benefit)                                   -             -             -             -         -          -
-------------------------------------------------------------------------------------------------------------------

Net income (loss)                           5.4         (13.6)          2.9        (13.1)        *          *
===================================================================================================================

* Because the data changes from negative to positive, or from positive to negative, the percentage of change is not meaningful.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

================================================================================

Quarter Ended May 31, 2005 compared to the Quarter Ended May 31, 2004

Net revenues increased by $1,102,450 or 91.3% from $1,207,784 in the earlier period to $2,310,234 in the latter period. The increase is primarily due to the increased project AGV system sales compared to the prior year.

Cost of goods sold increased from $822,804 to $1,687,421 or 105.1% due primarily to increased revenues and higher engineering cost in the current year compared to the prior year. As a percentage of net revenues, cost of goods sold increased to 73.0% compared to 68.1% in 2004. Gross profit increased by $237,833 or 61.8% from $384,980 to $622,813, while gross profit as a percentage of net revenues decreased to 27.0% from 31.9% due to the same factor.

Selling expenses decreased from $177,214 to $127,379 or 28.1%, primarily due to a show expense that was incurred in the first quarter of the current year. General and administrative expenses remained consistent from $304,671 to $293,623 compared to the prior year. As a percentage of net revenues, general and administrative expenses decreased from 25.2% to 12.7% due to higher revenues. The Company incurred $70,073 of research and development expense in 2005 compared to $63,330 in 2004.

Primarily as a result of the foregoing, operating income increased by $291,973 from an operating loss of $160,235 in the earlier period to an operating income of $131,738 in the latter period.

Net interest expense increased from $5,101 to $7,762 in the current year primarily due to interest on increased borrowings from the note payable to the bank.

The Company did not recognize any income tax benefits in 2004 for its losses or any income tax expense in 2005 for its earnings as the Company had net operating loss carryforwards. Deferred tax assets have not been recognized since utilization of operating loss carryforwards in the future are not assured to be realized.

Primarily due to higher revenues as described above, the Company had a net income of $123,976 in the three months ended 2005 compared to a net loss of $165,336 in same period of 2004.

Backlog. Backlog consists of all amounts contracted to be paid by customers but not yet recognized as net revenues by the Company. At May 31, 2005, the Company had a backlog of approximately $2,930,000 compared to approximately $3,050,000 one year earlier.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

================================================================================

Six Months Ended May 31, 2005 compared to Six Months Ended May 31, 2004

Net revenues increased by $1,519,711, or 63.8%, from $2,382,873 in the earlier period to $3,902,584 in the latter period. The increase is primarily due to the project work and AGV vehicle revenues compared to the prior year.

Cost of goods sold increased from $1,622,748 to $2,783,154, or 71.5%, due primarily to increased revenues and to increased engineering costs for the current year compared to the prior year. As a percentage of net revenues, cost of goods sold increased from 68.1% to 71.3%. Gross profit increased by $359,305 or 47.3%, from $760,125 to $1,119,430 while gross profit as a percentage of net revenues decreased from 31.9% to 28.7%.

Selling expenses decreased from $323,322 to $297,065 in 2005 primarily due to decreases in personnel costs compared to the prior year. General and administrative expenses decreased from $611,400 to $591,860, or 3.2% compared to the prior year. The Company continued to invest in the development of new AGV products to expand its product line in the current year. This expense totaled $101,214 in the current year compared to $127,156 in the prior year.

Primarily as a result of the foregoing, the operating income for the period was $129,291 compared to an operating loss of $301,753 the prior year.

Net interest expense increased from $10,602 to $15,019 in the current year primarily due to interest on increased borrowings from the note payable to a bank.

The Company did not recognize any income tax benefits in 2004 for its losses or any income tax expense in 2005 for its earnings as the Company had net operating loss carryforwards. Deferred tax assets have not been recognized since utilization of operating loss carryforwards in the future are not assured to be realized.

Primarily due to higher revenues as described above, the Company had net income of $114,272 in the six months ended 2005 compared to a net loss of $312,355 in same period of 2004.

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

During the period ended May 31, 2005 net cash provided by operating activities was $177,985. The Company's accounts receivable balance decreased as receivables from 2004 were collected. Inventory increased compared to 2004 due to work in progress increasing to prepare for the 2005 future shipments.

The Company renewed and increased its $150,000 bank line of credit to $400,000 on March 23, 2005 as further described in Note D. As of June 22, 2005 there were no outstanding borrowings on this line of credit. The credit line contains a demand note which is reviewed annually unless called prior to the anniversary date.

The Company believes that its working capital of $772,039 at May 31, 2005 is adequate for its current operations.

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

The Company recognizes revenues under AGV system contracts on the percentage of completion method, measured by the percentage of each component cost incurred to date to estimated total component contract costs for each component in the contract. Component costs include material, direct labor, subcontracts, engineering, overhead, and miscellaneous costs. Provisions for estimated losses are made in the period in which they first become determinable.

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

Stock options:

Grants to employees under the stock option plans are accounted for following the recognition and measurement provisions of APB Opinion No. 25 and related interpretations. Compensation cost under APB 25 was $18,403 for the period ended May 31, 2004. No such compensation cost was recognized during the quarter ended May 31, 2005.

The impact on reported net income and earnings per share of using the fair value method of accounting for stock-based compensation was not significant for the periods ending May 31, 2005 and 2004.

At May 31, 2005 and May 31, 2004, options were outstanding to purchase a total of 214,500, and 231,500 shares of common stock of the Company, respectively, at weighted-average exercise prices of varying amounts. At May 31, 2005, 214,500 outstanding options were vested and exercisable while 231,500 options at May 31, 2004 were vested and exercisable.

Item 3. Controls and Procedures


                             CONTROLS AND PROCEDURES

     The Company maintains a system of internal controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in reports filed under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. It should be noted that in designing and evaluating the disclosure controls and procedures, that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     In connection with the audit of the Company's financial statements for the fiscal year ended November 30, 2004, the Company's independent registered public accounting firm reported that adequate segregation of duties did not exist for the Company's financial reporting process, in that the duties of Controller, CFO and CEO were performed by the same individual. Based on this report, the Company's management concluded that a material weakness existed in the Company's internal controls over financial reporting under the standards of the Public Company Accounting Oversight Board. The Company has taken corrective action to address this weakness by hiring an external accountant to review work prepared by the CE0 and adopting an internal procedure requiring independent review and verification by this external accountant of the preparation of the financial reports information. This external accountant has been performing this function for the past two quarters.

     As of May 31, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(c) under the Exchange Act). Based on that evaluation, the Company's CEO concluded that the Company's disclosure controls and procedures were effective as of May 31, 2005.

     Except as discussed above, the there have been no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION



Item 1. Legal Proceedings

        None.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

    (a) The annual meeting of shareholders of the Company was held on April 29, 2005.

    (b) The following individuals were elected directors of the Company, with voting results as indicated:

       -------------------------------------------------------------------
                                     Vote for              Abstain
       -------------------------------------------------------------------
       D. Bruce  Wise               3,924,006               19,229
       -------------------------------------------------------------------
       John H. Robison              3,936,706               6,529
       -------------------------------------------------------------------
       Claude Imbleau               3,931,006               12,229
       -------------------------------------------------------------------
       Tommy Hessler                3,931,006               12,229
       -------------------------------------------------------------------
       Edward H. Gross              3,937,006               6,229
       -------------------------------------------------------------------


    (c) Other matters voted upon and voting were as follows:

    (i) Ratification of the selection of Grant Thornton LLP by the Board of Directors as the Company's Independent Registered Public Accounting Firm.

                    For            Abstain          Against
                    ---            -------          -------
                 3,925,006          4,854           13,375



Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits --

1. Certification of each principal executive officer and principal financial officer
2.   Certification of Periodic  Financial  Report pursuant to 18 U.S.C.  section
     1350
3. Press release announcing service order covering one year from an existing automotive customer for approximately $480,000.


        (b) Reports on Form 8-K

1. April 28, 2005 Form 8-K announcing Amendments to Articles of Incorporation or Bylaws
2. May 13, 2005 Form 8-K announcing receipt of a major order totaling approximately $860,000 in the plastic container industry.

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





Date: July 8, 2005

                                  EXHIBIT INDEX



The following documents are included in this Form 10-QSB as an Exhibit:

               Designation
               Number Under
 Exhibit       Item 601 of                                                Page
 Number        Regulation S-K  Exhibit Description                        Number
-------------- --------------- ------------------------------------------ ------


(A) Exhibits:
-------------

1.             31.1            Certification of each principal executive
                               officer and principal financial officer      19

2.             32.1            Certification of Periodic Financial Report
                               pursuant to 18 U.S.C. section 1350           20

3.             10.1            Press release announcing order in
                               automotive industry dated June 24, 2005      21