Form 10QSB
period 2005-08-31
TRANSBOTICS CORP
filed 2005-10-18
CIK 859621

U.S. Securities and Exchange
                        Commission Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the quarterly period ended          August 31, 2005
                                -----------------------------------------------


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

                        APPLICABLE ONLY TO CORPORATE ISSUERS

    Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act).
[ ] Yes [X] No

    As of September 15, 2005, there were 4,827,451 shares of common stock outstanding.

    Transitional Small Business Disclosure Format (Check one):
     Yes   ; No X
        ---    ---

                                    I N D E X



                                                                                                         Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                Condensed Balance Sheets
                    August 31, 2005 (Unaudited) and November 30, 2004                                    3-4

                Condensed Statements of Operations
                    Three and Nine months ended August 31, 2005 and August 31, 2004
                     (Unaudited)                                                                          5

                Condensed Statements of Cash Flows
                    Nine months ended August 31, 2005 and August 31, 2004
                    (Unaudited)                                                                           6

                Notes to Condensed  Financial Statements                                                 7-8

Item 2. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                                 9-15

Item 3. Controls and Procedures
                                                                                                          16


PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings                                                                            17

Item 2.      Changes in Securities and Use of Proceeds                                                    17

Item 3.      Defaults Upon Senior Securities                                                              17

Item 4.      Submission of Matters to a Vote of  Security Holders                                         17

Item 5.      Other Information                                                                            17

Item 6.      Exhibits and Reports on Form 8-K                                                             17

             (a) Exhibits -- Press Releases and Other Exhibits
             (b) Reports on Form 8-K

SIGNATURES                                                                                                18



                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
                             TRANSBOTICS CORPORATION

                            CONDENSED BALANCE SHEETS

                                                                                                  August 31,  November 30,
                                                                                                     2005         2004
                                                                                                  (Unaudited)
------------------------------------------------------------------------------------------------------------------------

      ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                                   $    65,757 $  236,968
     Accounts receivable, net                                                                      1,177,561  1,500,636
     Inventories                                                                                     465,291    412,725
     Costs and estimated earnings in excess of
        billings on uncompleted contracts                                                            631,330    610,462
     Prepaid expenses and other current assets                                                        28,967     42,400

------------------------------------------------------------------------------------------------------------------------
              Total current assets                                                                 2,368,906  2,803,191
------------------------------------------------------------------------------------------------------------------------


NONCURRENT DEPOSITS                                                                                   18,190     31,854
------------------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT
      Furniture, fixtures and office equipment, including assets
         acquired under capital leases; 2005 $13,270, 2004 $0                                        232,920    195,054
      Machinery and equipment                                                                        101,309     78,960
------------------------------------------------------------------------------------------------------------------------
                                                                                                     334,229    274,014

       Less accumulated depreciation including amounts applicable
            to assets acquired under capital leases; 2005 $1,769, 2004 $0                            194,305    152,581
------------------------------------------------------------------------------------------------------------------------
                                                                                                     139,924    121,433
------------------------------------------------------------------------------------------------------------------------

                                                                                                 $ 2,527,020 $2,956,478
========================================================================================================================

See Notes to Condensed Financial Statements


                                                                                                  August 31,  November 30,
                                                                                                     2005       2004
                                                                                                  (Unaudited)
------------------------------------------------------------------------------------------------------------------------


      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Note payable, Bank (Note D)                                                                 $   125,000 $  150,000
     Current maturities of obligations under capital leases                                            2,178          -
     Accounts payable                                                                                725,019  1,105,983
     Accrued expenses and customer deposits                                                          135,965    224,684
     Billings in excess of costs and estimated
        earnings on uncompleted contracts                                                            495,928    664,133
------------------------------------------------------------------------------------------------------------------------
                 Total current liabilities                                                         1,484,090  2,144,800
------------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT (Note D)                                                                              309,944    300,000
------------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
       Preferred stock, par value $.01 per share;
         1,000,000 shares authorized; no shares issued                                                    -          -
       Common stock, par value $.01 per share;
         11,000,000 shares authorized
         4,827,451 and  4,824,451 shares
         issued and outstanding at 2005 and 2004, respectively                                        48,274     48,244
       Additional paid-in capital                                                                  4,571,961  4,571,406
       Accumulated deficit                                                                        (3,887,249)(4,107,972)

------------------------------------------------------------------------------------------------------------------------
                                                                                                     732,986    511,678
------------------------------------------------------------------------------------------------------------------------
                                                                                                 $ 2,527,020 $2,956,478
========================================================================================================================

                             TRANSBOTICS CORPORATION


                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                            Three Months Ended      Nine Months Ended
                                                                          August 31, August 31,   August 31, August 31,
                                                                             2005       2004         2005       2004
------------------------------------------------------------------------------------------------------------------------

Net revenues                                                              $2,310,814 $1,605,018   $6,213,398 $3,987,891
Cost of goods sold                                                         1,729,782  1,107,498    4,512,936  2,730,246
------------------------------------------------------------------------------------------------------------------------
    Gross profit                                                             581,032    497,520    1,700,462  1,257,645
------------------------------------------------------------------------------------------------------------------------

Operating expenses:
      Selling                                                                102,351    174,844      399,416    498,166
      General and administrative                                             299,169    280,802      891,029    892,202
      Research and development                                                63,216     96,774      164,430    223,930
------------------------------------------------------------------------------------------------------------------------
                                                                             464,736    552,420    1,454,875  1,614,298
------------------------------------------------------------------------------------------------------------------------
            Operating income (loss)                                          116,296    (54,900)     245,587   (356,653)
------------------------------------------------------------------------------------------------------------------------


Net interest expense:                                                         (9,845)    (5,968)     (24,864)   (16,570)
------------------------------------------------------------------------------------------------------------------------

Income (loss) before income taxes                                            106,451    (60,868)     220,723   (373,223)

Federal and state income taxes  (Note B)                                           -          -            -          -
------------------------------------------------------------------------------------------------------------------------


           Net income (loss)                                              $  106,451 $  (60,868)  $  220,723 $ (373,223)
========================================================================================================================

Weighted average number of common:
     shares outstanding - basic                                            4,827,451  4,814,951    4,826,389  4,802,840
     shares outstanding - diluted                                          5,211,002  4,814,951    5,246,795  4,802,840
------------------------------------------------------------------------------------------------------------------------

Income (loss) per common share - basic (Note C)                           $     0.02 $    (0.01)  $     0.05 $    (0.08)
Income (loss) per common share - diluted  (Note C)                              0.02      (0.01)        0.04      (0.08)

========================================================================================================================

Dividends per common share                                                $        - $        -   $       -  $        -
========================================================================================================================

See Notes to the Condensed Financial Statements


                             TRANSBOTICS CORPORATION


                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                      Nine Months Ended
                                                                                                    August 31, August 31,
                                                                                                       2005     2004
------------------------------------------------------------------------------------------------------------------------

NET CASH (USED IN) PROVIDED BY
     OPERATING ACTIVITIES                                                                             $(72,257) $60,690
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of property and equipment                                                               (73,391) (50,501)
------------------------------------------------------------------------------------------------------------------------

         NET CASH USED IN
           INVESTING ACTIVITIES                                                                        (73,391) (50,501)
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
        Net borrowings (payments) on revolving credit agreement                                        (25,000)       -
        Net proceeds from the exercise of stock options, and common stock issued                           585    5,850
        Principal payments on long-term borrowings                                                      (1,148)       -
------------------------------------------------------------------------------------------------------------------------

         NET CASH (USED IN) PROVIDED BY
          FINANCING ACTIVITIES                                                                         (25,563)   5,850
------------------------------------------------------------------------------------------------------------------------
       Increase (decrease) in cash and cash equivalents                                               (171,211)  16,039

      Cash and cash equivalents:

           Beginning                                                                                   236,968  545,193
------------------------------------------------------------------------------------------------------------------------
           Ending                                                                                      $65,757 $561,232
========================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Cash payments  for :

           Interest                                                                                    $24,010  $16,570
           Equipment additions financed through capital lease obligations                              $13,270  $     -

========================================================================================================================

See Notes to the Condensed  Financial Statements

                             TRANSBOTICS CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)




Note A.


The unaudited condensed financial statements and related notes have been prepared by Transbotics Corporation (the "Company") without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at August 31, 2005, and for all periods presented, have been made.


Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended November 30, 2004. The results of operations for the three months and nine months ended August 31, 2005 are not necessarily indicative of the operating results for the full year.



Note B. Income Taxes


The Company did not recognize any income tax benefits during the nine months ended August 31, 2004 for its losses or any income tax expense during the nine months ended August 31, 2005 for its earnings as the Company had net operating loss carryforwards. Deferred tax assets have not been recognized since utilization of operating loss carryforwards in the future are not assured to be realized.

Note C. Earnings (losses) per common share


Basic per share amounts are computed, generally, by dividing net income or loss by the weighted-average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is antidilutive. At August 31, 2005 and August 31, 2004 the Company had options outstanding to purchase a total of 214,500, and 228,500 shares of common stock, respectively, at weighted-average exercise prices of varying amounts.

The following table sets forth the comparison of basic and diluted earnings
(loss) per share:

                                                                      Three Months Ended               Nine Months Ended
                                                                   August 31,    August 31,        August 31,     August 31,
                                                                      2005          2004             2005           2004
                                                                  ------------------------------------------------------------
BASIC INCOME (LOSS) PER SHARE
  Net income (loss)                                               $   106,451   $   (60,868)      $   220,723   $   (373,223)
  Weighted-average shares                                           4,827,451     4,814,951         4,826,389      4,802,840
                                                                  ------------------------------------------------------------

  Basic earnings (loss) per share                                 $      0.02   $     (0.01)      $      0.05   $      (0.08)
                                                                  ------------------------------------------------------------

DILUTED INCOME (LOSS) PER SHARE
  Net income (loss)                                               $   106,451   $   (60,868)      $   220,723   $   (373,223)
  Plus impact of assumed conversions:
    Interest on 6% convertible notes, net of related tax effect         4,500         4,500            13,500         13,500
                                                                  ------------------------------------------------------------
                                                                  $   110,951   $   (56,368)       $   234,223   $   (359,723)
                                                                  ------------------------------------------------------------
Weighted average shares                                             4,827,451     4,814,951         4,826,389      4,802,840
  Plus effect of diluted potential shares:
    Stock options                                                     114,834             - (1)       121,157              - (1)
    Convertible notes                                                 268,717             - (2)       299,249              - (2)
                                                                  ------------------------------------------------------------
                                                                    5,211,002     4,814,951         5,246,795      4,802,840
                                                                  ------------------------------------------------------------

Diluted earnings (loss) per share                                 $      0.02   $     (0.01)      $      0.04   $      (0.08)
                                                                  ------------------------------------------------------------


(1) Common stock options outstanding excluded from the computation of diluted earnings (loss) per share because the effect would have been antidilutive for the periods ending August 31, 2004.

(2) Convertible notes outstanding excluded from the computation of diluted earnings (loss) per share because the effect would have been antidilutive for the periods ending August 31, 2004.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note D. Note Payable and Long-Term Debt

                                                                                       August 31,    November 30,
                                                                                          2005           2004
----------------------------------------------------------------------------------------------------------------
Note payable agreement that allows the Company to borrow up to $400,000 and bears interest at the lender's prime rate per annum. The loan agreement is further secured by the Company's assets and expires March 23, 2006. The loan agreement obligation is evidenced by a demand note. (1)(2) The note payable agreement was renegotiated on March 23, 2005. Prior to the renegotiation, the
Company could borrow up to $150,000 at the lender's prime rate plus 1.5%.                 $  125,000  $  150,000
----------------------------------------------------------------------------------------------------------------

Long-term debt consists of the following:
----------------------------------------------------------------------------------------------------------------

In September 2003, the Company issued $300,000 principal amount of 6%
convertible subordinated notes due September 2013. Interest on the 6%
convertible notes is payable quarterly on each February 28, May 31, August 31 and November 30 during the term of the notes. The 6% convertible notes were issued at 100% principal value, and are convertible into 750,000 shares of common stock at the option of the holder at any time while the note is outstanding at a price of $0.40 per share. The 6% convertible notes may be redeemed, in whole or in part, at the Company's option on or after September 30,
2006 at 100% of the principal amount.                                                      $ 300,000  $  300,000

Obligations under capital leases                                                              12,122           -
----------------------------------------------------------------------------------------------------------------
                                                                                             312,122     300,000
Less current maturities:
         Notes                                                                                     -           -
         Obligations under capital leases                                                      2,178           -
================================================================================================================
                                                                                           $ 309,944  $  300,000
================================================================================================================

(1)   The prime rate at August 31, 2005 was 6.5%.
(2) The line of credit is secured by a first priority security interest in the Company's accounts receivable, inventory, software and intangibles.

Note E.   Related Party Transactions

In 2003, the Company's landlord, Curt Kennington, became a related party when he invested in the Company by acquiring shares and convertible debt (see Note D). During the first nine months of 2005 and 2004, the Company's rent payments to Mr. Kennington were $118,029 and $113,857, respectively, while interest expense relating to Mr. Kennington's portion of the convertible debt was $3,375 and $3,375, respectively.

In 2003, John Robison became a Director and related party when he invested in the Company by acquiring shares and convertible debt (see Note D). Mr. Robison received interest payments from the Company of $6,750 on the convertible debt for each of the nine month periods ended August 31, 2005 and 2004.

In 2003, Anthony Packer became a related party when he invested in the Company by acquiring shares and convertible debt (see Note D). During the first nine months of 2005 and 2004, the Company's interest expense relating to the convertible debt to Mr. Packer totaled $3,375 and $3,375, respectively.

Note F.   Commitments

On July 23, 2004, the Company entered into an Equipment Purchase and Installation Contract with a major customer for approximately $1,450,000 for two AGV systems which guaranteed a refund to the customer if the system did not meet the specifications. The first system's contract amount was approximately $450,000; the first system was delivered and accepted and paid in the fourth quarter of 2004. The second system's contract amount is approximately $1,000,000; this second system was delivered in the fourth quarter of 2004 and accepted and paid in the third quarter of 2005. As of August 31, 2005 all commitments had been satisfactorily met on the above contracts and no additional contingencies exist.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the financial statements (including the notes thereto) presented elsewhere herein.

Overview

     The Company derives virtually all of its revenues from the sale of hardware, software and engineering services in connection with projects incorporating its Automated Guided Vehicle (AGV) control technology. Historically, the Company's net revenues from AGV systems, vehicles and technology were derived primarily from sales to customers serving a limited number of industries. In recent years, these industries have been automotive, food, paper, beverage and printing. The Company's results of operations can be expected to continue to depend substantially upon the capital expenditure levels in those industries and in other industries that the Company may enter.

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

     Revenues from standard item sales are recognized upon shipment, while revenues from project sales are recognized under the "percentage of completion" method. Under this method, with respect to any particular customer contract, revenues are recognized as costs are incurred relative to each major component of the project. Although the percentage of completion method will ordinarily smooth out over time the fluctuations in net revenue and profitability caused by large projects, this method nevertheless subjects the Company's results of operations to substantial fluctuations dependent upon the progress of work on project components. Such components can differ markedly from one another in amount and in gross profit margin.

     Project contracts are billed upon attainment of certain "milestones." The Company generally grants payment terms of 30 days to its customers. The Company typically receives a cash advance ranging from 10% to 30% of the total contract amount. Bills are thereafter delivered as milestones are reached. Upon delivery of the project, the customer typically reserves a "retainage" of 10% to 20% pending system acceptance.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

================================================================================


RESULTS OF OPERATIONS

         The table below shows (a) the relationship of income and expense items relative to net revenues, and (b) the change between the comparable prior period and current period, for the three-month and nine-month periods ended August 31, 2005 and 2004, respectively. This table should be read in the context of the Company's condensed statements of operations presented elsewhere herein:


                                                                                             Percentage of Change
                                                                                           Period to Period Increase
                                                Percentage of Net Revenues                        (Decrease)
----------------------------------------------------------------------------------------------------------------------


                                          Three Months                Nine Months              Three         Nine
                                             Ended                       Ended               Months        Months
                                                                                              Ended         Ended
                                    August 31,    August 31,    August 31,    August 31,   August 31,     August 31,
                                       2005          2004          2005          2004      2004 to 2005  2004 to 2005
                                        %             %             %             %             %             %
----------------------------------------------------------------------------------------------------------------------
Net Revenues                              100.0         100.0         100.0         100.0      44.0          55.8
Cost of Goods Sold                         74.9          69.0          72.6          68.5      56.2          65.3
----------------------------------------------------------------------------------------------------------------------

Gross Profit                               25.1          31.0          27.4          31.5      16.8          35.2
----------------------------------------------------------------------------------------------------------------------

Operating expenses:
Selling                                     4.4          10.9           6.4          12.5     (41.5)        (19.8)
General and administrative                 13.0          17.5          14.3          22.4       6.5          (0.1)
Research and development                    2.7           6.0           2.7           5.6     (34.7)        (26.6)
----------------------------------------------------------------------------------------------------------------------
                                           20.1          34.4          23.4          40.5     (15.9)         (9.9)
----------------------------------------------------------------------------------------------------------------------
Operating income (loss)                     5.0          (3.4)          4.0          (9.0)      *             *

Net interest expense                       (0.4)         (0.4)         (0.4)         (0.4)     65.0          50.1
----------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes           4.6          (3.8)          3.6          (9.4)      *             *

Federal  and state  income  taxes
(benefit)                                     -            -              -            -        -             -
----------------------------------------------------------------------------------------------------------------------

Net income (loss)                           4.6          (3.8)          3.6          (9.4)      *             *
======================================================================================================================
*   Because the data changes from negative to positive, or from positive to negative, the percentage of change is not meaningful.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS

================================================================================

Quarter Ended August 31, 2005 compared to the Quarter Ended August 31, 2004

Net revenues increased by $705,796 or 44.0% from $1,605,018 in the earlier period to $2,310,814 in the latter period. The increase is primarily due to the increased project AGV system sales and parts sales compared to the prior year.

Cost of goods sold increased from $1,107,498 to $1,729,782 or 56.2% due primarily to increased sales of systems and parts in the current year compared to the prior year. As a percentage of net revenues, cost of goods sold increased to 74.9% compared to 69.0% in 2004. Gross profit increased by $83,512 or 16.8% from $497,520 to $581,032, while gross profit as a percentage of net revenues decreased to 25.1% from 31.0%. During the current year, cost overruns on travel and engineering related to closing existing system projects, contributed to the decline in margin compared to the prior year.

Selling expenses decreased from $174,844 to $102,351 or 41.5%, primarily due to the transfer of some personnel resources from sales to engineering in the current year compared to the prior year. General and administrative expenses increased 6.5% from $280,802 to $299,169 primarily due to professional fees compared to the prior year. As a percentage of net revenues, general and administrative expenses decreased from 17.5% to 13.0% due to higher revenues. The Company incurred $63,216 of research and development expense in 2005 compared to $96,774 in 2004.

Primarily as a result of the foregoing, operating income increased by $171,196 from an operating loss of $54,900 in the earlier period to an operating income of $116,296 in the latter period.

Net interest expense increased from $5,968 to $9,845 in the current year primarily due to interest on increased average borrowings on the note payable to the bank. These borrowings increased due to greater cash flow needs relating to increased business volume.

The Company did not recognize any income tax benefits during the nine months ended August 31, 2004 for its losses or any income tax expense during the nine months ended August 31, 2005 for its earnings as the Company had net operating loss carryforwards. Deferred tax assets have not been recognized since utilization of operating loss carryforwards in the future are not assured to be realized.

Primarily due to higher revenues as described above, the Company had a net income of $106,451 in the three months ended 2005 compared to a net loss of $60,868 in same period of 2004.

Backlog. Backlog consists of all amounts contracted to be paid by customers but not yet recognized as net revenues by the Company. At August 31, 2005, the Company had a backlog of approximately $3,010,000 compared to approximately $3,870,000 one year earlier.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

================================================================================

Nine Months Ended August 31, 2005 compared to Nine Months Ended August 31, 2004

Net revenues increased by $2,225,507, or 55.8%, from $3,987,891 in the earlier period to $6,213,398 in the latter period. The increase is primarily due to increased parts sales, project work and AGV vehicle revenues compared to the prior year.

Cost of goods sold increased from $2,730,246 to $4,512,936, or 65.3%, due primarily to increased sales of systems and parts for the current year compared to the prior year. As a percentage of net revenues, cost of goods sold increased from 68.5% to 72.6%. Gross profit increased by $442,817 or 35.2%, from $1,257,645 to $1,700,462 while gross profit as a percentage of net revenues decreased from 31.5% to 27.4%. During the current year, cost overruns on travel and engineering related to closing existing system projects contributed to the decline in margin compared to the prior year.

Selling expenses decreased from $498,166 to $399,416 in 2005 primarily due to the transfers of some personnel resources from sales to engineering compared to the prior year. General and administrative expenses stayed consistent compared to the prior year, decreasing from $892,202 to $891,029. The Company continued to invest in the development of new AGV products to expand its product line in the current year. This research and development expense totaled $164,430 in the current year compared to $223,930 in the prior year.

Primarily as a result of the foregoing, the operating income for the period was $245,587 compared to an operating loss of $356,653 the prior year.

Net interest expense increased from $16,570 to $24,864 in the current year primarily due to interest on increased average borrowings from the note payable to a bank. These borrowings increased due to greater cash flow needs relating to increased business volumes.

The Company did not recognize any income tax benefits during the nine months ended August 31, 2004 for its losses or any income tax expense during the nine months ended August 31, 2005 for its earnings as the Company had net operating loss carryforwards. Deferred tax assets have not been recognized since utilization of operating loss carryforwards in the future are not assured to be realized.

Primarily as a result of the foregoing and higher revenues as described above, the Company had net income of $220,723 in the nine months ended 2005 compared to a net loss of $373,223 in same period of 2004.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

================================================================================

Liquidity and Capital Resources

The Company experiences needs for external sources of financing to support its working capital, capital expenditures and acquisition requirements when such requirements exceed its cash generated from operations in any particular period. The amount and timing of external financing requirements depend significantly upon the nature, size, number and timing of projects and upon contractual billing arrangements with customers relating to project milestones. The Company has relied upon bank financing under a revolving working capital facility, long-term debt, capital leases and proceeds of its public and private offerings to satisfy its external financing needs.

During the period ended August 31, 2005 net cash used in operating activities was $72,257. The Company's accounts receivable balance decreased as receivables from 2004 were collected. Inventory increased compared to 2004 due to work in progress increasing to prepare for future shipments.

The Company renewed and increased its $150,000 bank line of credit to $400,000 on March 23, 2005 as further described in Note D to the unaudited condensed financial statements. The credit line contains a demand note which is expected to be reviewed for renewal annually unless called prior to the anniversary date.

The Company believes that its working capital of $884,816 at August 31, 2005 is adequate for its current operations.

The Company will, from time to time, reexamine the possibility or feasibility of going private to reduce its operating expenses. The Company's current expenses relating to being publicly held are approximately $250,000 annually and are presently expected to increase significantly if full implementation of the Sarbanes-Oxley section 404 becomes effective for small public companies. Such expenses are significant expenses compared to the Company's net income.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

================================================================================

Critical Accounting Policies

Use of Estimates in Preparation of Condensed Financial Statements:

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

Revenue recognition:

The Company recognizes revenue from the sale of distribution products and engineering services as shipments are made and/or services rendered.

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

Stock options:

Grants to employees under the stock option plans are accounted for following the recognition and measurement provisions of APB Opinion No. 25 and related interpretations. Compensation cost under APB 25 was $18,403 for the period ended August 31, 2004. No such compensation cost was recognized during the quarter ended August 31, 2005.

The impact on reported net income and earnings per share of using the fair value method of accounting for stock-based compensation was not significant for the periods ending August 31, 2005 and 2004.

At August 31, 2005 and August 31, 2004, options were outstanding to purchase a total of 214,500, and 228,500 shares of common stock of the Company, respectively, at weighted-average exercise prices of varying amounts. At August 31, 2005, 214,500 outstanding options were vested and exercisable while 228,500 options at August 31, 2004 were vested and exercisable.

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

     In connection with the audit of the Company's financial statements as of and for the fiscal year ending November 30, 2004, the Company's independent registered public accounting firm reported that adequate segregation of duties did not exist for the Company's financial reporting process, in that the duties of Controller, CFO and CEO were performed by the same individual. Based on this report, the Company's management concluded that a material weakness existed in the Company's internal controls over financial reporting under the standards of the Public Company Accounting Oversight Board. The Company took corrective action to address this weakness by hiring the firm of Andrew Kromer, CPA PLLC who is independent and has no current or prior affliation with the Company's independent registered public accounting firm. This firm provides oversight and segregation of duties with respect to the works prepared by the CFO and has been performing this function for the past three quarters.

      As of August 31, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, the Company's CEO concluded that the Company's disclosure controls and procedures were effective as of August 31, 2005.

      Except as discussed above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

          4. Press release announcing order for a packaging customer for approximately $400,000.

          5. Press release announcing order for an automotive customer for approximately $450,000.

          6. Press release announcing order for a printing customer for approximately $230,000.





         (b)   Reports on Form 8-K

          1. September 20, 2005 Form 8-K announcing new director, Mr. Charlie Robison, added to the Company's existing Board of Directors.

                                   SIGNATURES





In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                              TRANSBOTICS CORPORATION
                                     (Registrant)











                              BY:   /s/ Claude Imbleau
                                ------------------------------------------------
                                    Claude Imbleau
                                    President, CEO, CFO
                                    Director (Principal Executive Officer,
                                    Principal Financial Officer and Principal
                                    Accounting Officer)





Date: October 18, 2005

                                  EXHIBIT INDEX



The following documents are included in this Form 10-QSB as an Exhibit:



                   Designation Number
Exhibit            Under Item 601 of                                                                      Page
Number             Regulation S-K         Exhibit Description                                             Number
------------------------------------------------------------------------------------------------------------------


(A)                                       Exhibits:

1.                  31.1                  Certification  of  each  principal   executive  officer  and      20
                                          principal financial officer

2.                  32.1                  Certification  of Periodic  Financial  Report pursuant to 18      21
                                          U.S.C. section 1350

3.                  10.1                  Press release announcing order in automotive industry dated       22
                                          June 24, 2005

4.                  10.2                  Press release announcing order in packaging industry dated        23
                                          August 5, 2005

5.                  10.3                  Press release announcing order in automotive industry dated       24
                                          August 15, 2005

6.                  10.4                  Press release announcing order in printing industry dated         25
                                          August 15, 2005

7.                                        8K announcing new Board member is added to existing Board of
                                          Directors (Incorporated by reference to Company's FORM 8K Dated
                                          September 21, 2005)
