Form 10KSB/A
period 2004-11-30
TRANSBOTICS CORP
filed 2005-10-21
CIK 859621

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB/A
                                   (Mark One)


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

     Transitional Small Business Disclosure Format (check one): Yes     No X
                                                                    ---   ---

--------------------------------------------------------------------------------

                             Transbotics Corporation

                                  Form 10-KSB/A

                                 Amendment No. 1

                  For the Annual Period Ended November 30, 2004

Explanatory Note:

This Amendment No. 1 to the Annual Report on Form 10-KSB of Transbotics Corporation for the annual period ended November 30, 2004 is being filed solely to amend and revise the following sections of the filing of such Form 10-KSB.

1. Item 8A. Controls and Procedures. The discussion on disclosure controls and procedures stated in Item 8A has been modified.

2. Exhibit 13 (Annual Report 2004), Note 1 to Financial Statements, Revenue Recognition (page 18 of Annual Report). The following statement has been added:
"The Company recognizes revenue from the sale of distribution products and engineering services as shipments are made and/or services rendered."

No other items or disclosures in our original report are being amended, and accordingly this Amendment No. 1 does not otherwise change or update any information that was presented in our original filing of such Form 10-KSB for the annual period ended November 30, 2004, filed with the Securities and Exchange Commission on February 22, 2005. While not amended, the remaining items of the Form 10-KSB, including exhibits, are included with this Amendment No. 1 for convenience.

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

     Under the supervision and with the participation of our management, including the Chief Executive Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer has concluded that, for the reason discussed below, these disclosure controls and procedures are not effective to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission rules and forms. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving desired control objectives and, based on the evaluation described above, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective at reaching that level of reasonable assurance.

     In connection with the audit of our financial statements for the fiscal year ended November 30, 2004, our independent registered public accounting firm informed us that they had discovered what they believed to be a significant deficiency which constitutes a material weakness in our internal controls over financial reporting under the standards of the Public Company Accounting Oversight Board. They noted that adequate segregation of duties do not exist for the Company's financial reporting process, as the duties of Controller, CFO and CEO are performed by the same individual. Accordingly, the preparation of financial statements and the related monitoring controls surrounding this process have not been performed by different individuals.

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