Form 10QSB/A
period 2005-05-31
TRANSBOTICS CORP
filed 2005-10-21
CIK 859621

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

                             Transbotics Corporation

                                  Form 10-QSB/A

                                 Amendment No. 1

                   For the Quarterly Period Ended May 31, 2005

Explanatory Note:

This Amendment No. 1 to the Quarterly Report on Form 10-QSB of Transbotics Corporation for the quarterly period ended May 31, 2005 is being filed to amend and revise 1) the section of our Quarterly Report entitled "Condensed Statement of Cash Flows" included in Item 1 of Part I. The Condensed Statement of Cash Flows has been modified to reflect the payments made on the company's line of credit with the bank, 2) the disclosure for Item 3. Controls and procedures were updated and 3) the condensed interim financial statement and notes were revised to disclose diluted weighted average number of common shares outstanding.

No other items or disclosures in our original report are being amended, and accordingly this Amendment No. 1 does not otherwise change or update any information that was presented in our original Quarterly Report on Form 10-QSB for the quarterly period ended May 31, 2005, filed with the Securities and Exchange Commission on July 8, 2005. While not amended, the remaining items of the Form 10-QSB, including exhibits, are included with this Amendment No. 1 for convenience.


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
=========================================================================

Weighted average
 number of common:
 shares outstanding
  - basic               4,827,223   4,807,118   4,825,852   4,796,784
 shares outstanding
  - diluted             5,219,947   4,807,118   5,262,986   4,796,784
-------------------------------------------------------------------------

Income (loss) per
 common share -- basic
 (Note C)              $     0.03  $    (0.03) $     0.02  $    (0.07)
Income (loss) per
 common share --
 diluted  (Note C)           0.03       (0.03)       0.02       (0.05)

=========================================================================

Dividends per common
 share                 $       -   $       -   $       -   $       -
=========================================================================

See Notes to the Condensed Financial Statements

                             TRANSBOTICS CORPORATION


                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                   Six Months Ended
                                                 May 31,      May 31,
                                                  2005         2004
                                               AS RESTATED,
                                                see Note G
-------------------------------------------------------------------------

NET CASH PROVIDED BY
    OPERATING  ACTIVITIES                       $ 327,985   $  30,185
-------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment             (41,564)    (16,582)
-------------------------------------------------------------------------

          NET CASH USED IN INVESTING ACTIVITIES   (41,564)    (16,582)
-------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings (payments) on revolving credit (150,000)          -
   Net proceeds from the exercise of stock
    options, and common stock issued                  585       5,265
   Principal payments on long-term borrowings        (646)         -
-------------------------------------------------------------------------

          NET CASH (USED IN) PROVIDED BY
           FINANCING ACTIVITIES                  (150,061)      5,265
-------------------------------------------------------------------------
   Increase in cash and cash equivalents          136,360      18,868

   Cash and cash equivalents:

        Beginning                                 236,968     545,193
-------------------------------------------------------------------------
        Ending                                  $ 373,328   $ 564,061
=========================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash payments for:

        Interest                                $  15,019   $  10,602
        Equipment additions financed through
         capital lease obligations              $  13,270   $       -

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


The following table sets forth the comparison of basic and diluted earnings
(loss) per share:


                                                          Three Months Ended              Six Months Ended
                                                        May 31,         May 31,        May 31,        May 31,
                                                         2005            2004           2005           2004
                                                      ----------     ----------      ----------     ----------

BASIC INCOME (LOSS) PER SHARE:
  Net income (loss)                                   $  123,976     $ (165,336)     $  114,272     $ (312,355)
  Weighted -average shares                             4,827,223      4,807,118       4,825,852      4,796,784
                                                      ----------     ----------      ----------     ----------

  Basic earnings (loss) per share                     $     0.03     $   ( 0.03)     $     0.02     $    (0.07)
                                                      ==========     ==========      ==========     ==========

DILUTED INCOME (LOSS) PER SHARE:
  Net income (loss)                                   $  123,976     $ (165,336)     $  114,272     $ (312,355)
  Plus impact of assumed conversions:
    Interest on 6% convertible notes, net of
     related tax effect                                    4,500          4,500           9,000          9,000
                                                      ----------     ----------      ----------     ----------
                                                      $  128,476     $ (160,836)     $  123,272     $ (303,355)
                                                      ----------     ----------      ----------     ----------
Weighted-average shares                                4,827,223      4,807,118       4,825,852      4,796,784
  Plus effect of dilutive potential shares:
     Stock options                                       116,408              - (1)     124,027              - (1)
     Convertible notes                                   276,316              - (2)     313,107              - (2)
                                                      -------------------------      -------------------------
                                                       5,219,947      4,807,118       5,262,986      4,796,784
                                                      ----------     ----------      ----------     ----------
Diluted earnings (loss) per share                     $     0.03     $   ( 0.03)     $     0.02     $    (0.07)
                                                      ==========     ==========      ==========     ==========

(1) Common stock options outstanding excluded from the computation of diluted earnings (loss) per share because the effect would have been antidilutive for the periods ending May 31, 2004.

(2) Convertible notes outstanding excluded from the computation of diluted earnings (loss) per share because the effect would have been antidilutive for the periods ending May 31, 2004.

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

Note G. Restated Condensed Statement of Cash Flows

The May 31, 2005 Condensed Statement of Cash Flows has been restated to reflect the $150,000 net payments on the revolving line of credit. The change caused the NET CASH USED IN FINANCING ACTIVITIES to increase from $61 to $150,061 and NET CASH PROVIDED BY OPERATING ACTIVITIES to increase from $177,985 to $327,985.

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

During the period ended May 31, 2005 net cash provided by operating activities was $327,985. The Company's accounts receivable balance decreased as receivables from 2004 were collected. Inventory increased compared to 2004 due to work in progress increasing to prepare for the 2005 future shipments.

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

In connection with the audit of the Company's financial statements as of and for the fiscal year ending November 30, 2004, the Company's independent registered public accounting firm reported that adequate segregation of duties did not exist for the Company's financial reporting process, in that the duties of Controller, CFO and CEO were performed by the same individual. Based on this report, the Company's management concluded that a material weakness existed in the Company's internal controls over financial reporting under the standards of the Public Company Accounting Oversight Board. The Company took corrective action to address this weakness by hiring the firm of Andrew Kromer, CPA PLLC who is independent and has no current or prior affiliation with the Company's Independent Registered Public Accounting Firm. This firm provides oversight and segregation of duties with respect to the work prepared by the CFO and has been performing this function for the past two quarters.

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