Form 10KSB
period 2005-11-30
TRANSBOTICS CORP
filed 2006-02-24
CIK 859621

--------------------------------------------------------------------------------
                          U.S. SECURITIES AND EXCHANGE
                         COMMISSION Washington, DC 20549

                                   FORM 10-KSB
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     [Fee Required]
                 For the fiscal year ended November 30, 2005 or
                                           -----------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     [No Fee Required]
                 For the transition period from            to
                                                ----------    ----------
                 Commission file number 0-18253
                                        -------

                             TRANSBOTICS CORPORATION
                 (Name of small business issuer in its charter)

            Delaware                                          56-1460497
-------------------------------                    -----------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

 3400 Latrobe Drive, Charlotte, North Carolina                    28211
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

            None                                   None
           ------                                 ------

Securities registered pursuant to Section 12(g) of the Exchange Act:

                           .01 Par Value Common Stock
                           --------------------------
                                (Title of Class)

Check whether the issuer is not required to file reports pursuant to section 13 or 15(d) of the exchange Act

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
                                   [X]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act)
                                Yes     No X
                                   ---    ---

     State issuer's revenues for its most recent fiscal year: $8,431,656

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was $2,161,312 based upon the closing sales price of Common Stock on OTC Bulletin Board on January 13, 2006 of $0.75 per share.

     As of January 13, 2006, 4,827,451 shares of Registrant's Common Stock, par value $.01 per share, were outstanding.

     Portions of the Registrant's Annual Report to the security holders for the fiscal year ended November 30, 2005 furnished to the Commission pursuant to Rule 14a-3(b) under the Securities Exchange Act of 1934 are incorporated by reference in Part II, Items 6 and 7. In addition, portions of the Registrant's definitive proxy statement for the 2006 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 are incorporated by reference in Part III, Items 9, 10, 11 and 12.

     Transitional Small Business Disclosure Format (check one): Yes     No X
                                                                   ---    ---

--------------------------------------------------------------------------------

                                     PART I

Item 1. Description of Business

General

     The business model of Transbotics Corporation (the "Company") is to design and sell, integrated material handling transportation products and solutions to customers primarily in the manufacturing sector. Its specialty is to integrate "Tailor-Made" Automatic Guided Vehicles ("AGVs") with other types of automation equipment, particularly loading, unloading and packaging technologies, to provide a unique, integrated, automation solution. It sells these systems directly to end-users and also as a subcontractor to suppliers of larger automation solutions. The Company's AGV system products and services have been used in a variety of industries, including automotive, publishing, paper, consumer products and electronics. AGVs are driverless, computer-controlled vehicles that are programmed to transport materials through designated pickup and delivery routines within a particular facility (usually a manufacturing or distribution facility) and to transmit information concerning system status, inventory tracking and system controls to a system controller. For further information regarding AGVs, see "AUTOMATED GUIDED VEHICLE SYSTEMS" below.

     The Company also separately sells vehicle controls hardware, software, engineering services and other components to existing owners of AGV systems. A lesser part of its business is to sell such hardware and services to suppliers of non-competing AGV systems. These control products are designed to be of such general applicability as to be incorporated into many kinds of material handling vehicles. Consequently, they are used not only in custom-designed AGV vehicles and systems, but also to automate conventional material handling equipment such as forklifts and pallet jacks. In 2005 and 2004 sales of AGV related systems products and services accounted for almost all of the Company's net revenues.

     The Company's primary guidance technology for AGV systems is a laser guidance AGV control system, Lazerway(R), which is viewed by management as superior to the traditional "wire guidepath" technology for controlling the direction of an AGV. The laser technology permits the end user to alter the guidepaths of AGVs without changes in the user's facility. The Company obtains this technology under a Master License Agreement ("MLA") with Danaher Motion Saro AB ("Danaher"). For further information regarding this MLA, see "The License Agreement" below. The licensed technologies have been used in more than 1,000 AGV systems (composed of as few as one vehicle and as many as 50 vehicles) with over 7,000 vehicles.

     The Company is an authorized distributor of industrial robots manufactured by KUKA Roboter GmbH ("KUKA"). The KUKA product offerings for palletizing are typically integrated in a full material handling system that the Company would offer it customers.

     The Company was founded in 1982 as the North American affiliate of Netzler & Dahlgren Co. AB ("Netzler & Dahlgren"), a Swedish company, to acquire or license Netzler & Dahlgren control technologies and products for AGVs and to enhance, modify, and otherwise adapt them for use by customers in North America.

     On March 28, 1990, the Company successfully completed its initial public offering netting $1,996,598 to improve its financial position for potential growth opportunities. On November 30, 2000, the Company's license agreement with Netzler & Dahlgren was modified to allow the Company to pursue end user AGV business worldwide on a non-exclusive basis. In 2001, the Company started doing business under the name Transbotics Corporation and officially changed its corporate name from NDC Automation, Inc. through charter amendment in 2002. The Company obtained additional private equity and debt financing in 2003.

     The Company's principal office is located at 3400 Latrobe Drive, Charlotte, North Carolina, 28211, and its telephone number is (704) 362-1115.

Strategy

     The Company's current business strategy is to grow Transbotics as the leading provider of "Tailor-Made" integrated material handling transportation products and solutions. Its specialty is to integrate Automatic Guided Vehicle systems with other types of automation equipment. The Company intends to pursue applications that require the integration of AGVs with industrial robots, vision systems, end effectors, conveyors, palletizers and other automated loading, unloading and packaging technologies. The geographical focus of the Company's core business is North America.

     The Company will continue to review its strategy as it monitors the market, competition and growth opportunities for its products. Results of such reviews may affect the above strategies. There can be no assurance that any of the above strategies or future strategies will meet management's objectives for success or growth.


Automatic Guided Vehicle Systems

     AGVs are computer-controlled, driverless vehicles that are programmed to transport materials through designated pickup and delivery routines within a particular facility (usually a manufacturing or distribution facility) and to transmit system status, inventory tracking and control and other information. In many manufacturing and distribution processes, material handling needs are met by roller tables, conveyors, manually operated vehicles and other conventional methods that rely on rigid pathways or human drivers. AGVs do not require human drivers and yet can be rerouted within the constraints imposed by the particular system. The Company's AGV system products and services have been used in a variety of manufacturing and distribution industries, including warehousing, printing, publishing, consumer products and paper. The Company's technology, once installed, can be maintained by factory floor technicians.

     The vehicles can be made to move and stop, load and unload, and perform other functions. The AGVs load handling equipment is adapted to the type and weight of the material that it handles and may consist of a roller table, forklift, mechanical arm or other device. The vehicle's wheel and drive configurations vary, depending upon the degree of maneuverability required within the manufacturing or distribution facility. AGVs increasingly are integrated with sophisticated robots and visual recognition devices to automatically load and unload products.

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

     The end users of AGV systems typically are businesses that need to move objects by vehicle within a single manufacturing or distribution facility such as a car manufacturer transporting engines in its production facility with AGVs or a publisher of newspapers using AGV systems incorporating the Company's products to move paper rolls and finished editions through their printing plants.

     The Company offers over 20 standard AGV technology equipment and software products with multiple options to its customers. These standard products are incorporated into the AGVs it offers for sale. The control products used by the Company are designed to be of such general applicability as to be useful in many kinds of material handling vehicles. The AGVs are based on a portfolio of standard designs that usually are modified to fit the specific end user application. The Company calls these standard but customized vehicles "Tailor-Made". The Company's AGVs typically are unit load handling type AGVs or forklift style AGVs. The Company also leverages its design engineering capabilities to offer engineered to order AGVs when appropriate for unique applications where standard designs are not used.

     The more complex AGV systems perform several functions and are controlled by highly sophisticated computer software. These systems track and maintain the flow of materials through an entire manufacturing or distribution process. In doing so, they use numerous vehicles to move parts and assemblies through the various operations necessary to produce the finished product. The AGV system's computers provide host production computers with the information necessary for management to make real-time production decisions. The Company's proprietary "TMO" software product optimizes vehicle actions within a complex manufacturing or warehouse environment.

License Agreement

     The Company's AGV system products and services primarily incorporate technology licensed by, and products purchased from Danaher, formerly Netzler & Dahlgren, as well as technology that it has acquired or developed itself. Prior to November 30, 2000, the Company operated under a Master License Agreement ("MLA") dated December 1, 1987, as restated November 30, 1995, in which the Company received from Danaher AGV technology, hardware, software, know-how and consulting services. The Master License Agreement provided the Company the sole rights to commercially and technically utilize, apply and sub-license Danaher's AGV system control technology and to sell its AGV system products in North America to Original Equipment Manufacturers ("OEMs") who manufacture vehicles in North America. The MLA, however, provided that other Danaher licensees that manufactured vehicles outside of North America could sell complete AGVs equipped with Danaher controls to customers in North America. Danaher itself does not sell standard or custom vehicle frames for AGVs.

     On November 30, 2000, the Company completed a renegotiation of its license agreement with Danaher. The new agreement, dated November 30, 2000, (the "2000 License Agreement"), expanded the scope and territory of the Company's rights to permit the Company to sell turnkey AGV systems to end users on a worldwide basis, and continues its rights to sub-license the technology to OEMs in North America but on a non-exclusive basis. The 2000 License Agreement continues to allow the Company to distribute the Danaher laser technology as described above in North America. The agreement's term extends to December 1, 2010 and is subject to automatic two year extensions unless and until either party, in compliance with certain procedures, notifies the other of its intention to terminate the agreement. It provides for payment of a 10% royalty on sub-license fees received by the Company with respect to AGV system technology. It also provides that the Company has the right to purchase Danaher products at prices determined annually. Royalties are due 30 days following receipt of payment by the Company. During the fiscal year ended November 30, 2005, the Company incurred no royalties to Danaher with respect to technology sub-licenses and purchased an aggregate of $805,250 of hardware, software and engineering consulting services from Danaher.

Customers

     A substantial portion of the Company's business in any given year is derived from a limited number of customers, although the identity of those customers varies somewhat from year to year. For the fiscal year ended November 30, 2005, orders from the three largest customers accounted for 16.1%, 13.4% and 12.3% of the Company's net revenues. For fiscal 2004, orders from the three largest customers accounted for 22.9%, 17.1% and 8.9% of the Company's net revenues. For fiscal 2003, orders from the three largest customers accounted for 17.9%, 9.8% and 6.8% of the Company's net revenues.

     End users of the Company's products and services are reached both by (1) the Company's direct sales and (2) sales to system suppliers and OEMs.

     The Company sold turnkey systems to eight end users and supplied products to six system suppliers and OEM customers in 2005 that acquired the Company's products under various types of agreements.

     The Company sold AGV system products and services directly to end users in 2005 to incorporate such components and equipment into AGV systems suitable for their particular needs. AGV system products and services sold directly to end users accounted for approximately 72%, 90% and 68% of the Company's net revenues in the fiscal years ended November 30, 2005, 2004 and 2003, respectively. For the fiscal year ended November 30, 2005, such end user customers accounted for approximately $6,050,000 in net revenues.

     AGV system products and services sold to system suppliers and OEMs as a group accounted for approximately 28%, 10% and 32% of the Company's net revenues in the fiscal years ended November 30, 2005, 2004 and 2003, respectively. For the fiscal year ended November 30, 2005, such customers accounted for approximately $2,380,000 in net revenues.


Marketing

     The  Company's   marketing   strategy  is  to  promote  the  advantages  of
efficiently moving an end user's business from receiving to production to shipping through innovative, intelligent transportation automation directly to end users. In its approach to certain prospective end user customers, the Company sometimes will offer a teamed technology arrangement. In such an arrangement, the Company will work as a subcontractor with a supplier of a larger automation solution to integrate the Company's products and services with the other supplier's solution. The goal is to fashion a material movement system that will satisfy the end user's particular needs

     The Company's Vice President for marketing leads its marketing program with assistance from the President and the Executive Vice President. The Company attends the major trade shows held by the materials handling industry and advertises in various industry publications.

     Major purchase orders typically are awarded through a competitive request for proposal and bid process. It takes, on average, three months to one year from issuance of the request for proposal to award of the purchase order. The design, manufacture and installation of AGV systems utilizing the Company's products and services typically require an additional four to twelve months.

Backlog

     Backlog consists of all amounts contracted to be paid by customers but not yet recognized as net revenues by the Company. At November 30, 2005, the Company had a backlog of approximately $2,400,000 compared to $3,330,000 total backlog one year earlier. Substantial fluctuations in backlog are considered normal due to the size and volume of AGV system contracts.

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

     The Company incurred $281,369 for research and development in fiscal 2005, compared to $299,178 and $241,175 in fiscal 2004 and 2003, respectively.


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

     The Company faces most of its competition from AGV suppliers that offer turnkey AGV systems based on their own proprietary AGVs technology. Presently there are approximately 10 companies offering AGV solutions in the North American market place.

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

Employees

     The Company presently employs 36 persons on a full-time basis. None of the Company's employees is a party to a collective bargaining agreement. The Company considers its employee relations to be good.

Item 2. Properties

     The Company leases two properties under long-term operating leases. The lease for the headquarters and warehouse in Charlotte, NC is for approximately 16,000 square feet and has a monthly lease payment of $12,475 which expires April 30, 2006. The Company's Detroit, Michigan office leases approximately 6,000 square feet with a monthly lease payment of $3,000; the Detroit lease expires February 28, 2006; management anticipates renewing the lease at market rates. Rental expense was $189,554, $185,861, and $152,572 for the years ended November 30, 2005, 2004, and 2003, respectively.

Item 3. Legal Proceedings

               None.

Item 4. Submission of Matters to a Vote of Security Holders

               None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's Common Stock previously traded on the National Association of Securities Dealers, Inc. ("NASDAQ") National Market under the symbol "AGVS". The Company's common stock began trading on the OTC Bulletin Board in November, 1995. As of November 30, 2005, 4,827,451 of the Company's 11,000,000 authorized shares of Common Stock were issued and outstanding.

     Trading in the Company's securities commenced on March 28, 1990. The table below indicates quarterly high and low bid and asked information for the years ended November 30, 2005 and 2004, respectively, as provided to the Company by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without dealer mark-up, mark-down, or commission, and may not represent actual transactions.

     The approximate  number of holders of record of common stock of the Company
as  of  January  13,  2006  was  179.  The  Company   believes  that  there  are
approximately 655 beneficial owners of the Company's common stock.

                                                                 Market Price per Share
                                       -------------------------------------------------------------------------------
                                                        2005                                    2004
                                       -------------------------------------------------------------------------------
                                              High                 Low                High                Low
Quarter Ended                            Bid        Ask       Bid      Ask       Bid       Ask       Bid       Ask
----------------------------------------------------------------------------------------------------------------------
February 28                              1.01       1.10      0.31     0.50      1.05      1.25      0.40      0.45
May 31                                   1.08       1.10      0.35     0.55      0.78      1.04      0.35      0.45
August 31                                0.80       1.01      0.25     0.58      0.51      0.90      0.31      0.40
November 30                              0.66       0.85      0.40     0.51      0.52      0.75      0.28      0.35
======================================================================================================================

     The Company has never paid cash dividends and has no present intention to declare or pay cash dividends. The Company continues to explore its options to raising additional capital, entering into a possible business combination or taking the Company private.

                      EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information about our equity compensation plans as of November 30, 2005. All outstanding awards relate to our common stock. For additional information about our equity compensation plans, see note 12 to our financial statements in Item 7.

                                                                                          Number of securities
                                                                                         remaining available for
                                                                                           future issuance under
                                 Number of securities to be     Weighted-average         equity compensation plans
                                  issued upon exercise of       exercise price            (excluding securities
                                   outstanding options,      of outstanding options,     issuable under outstanding
 Plan category                     warrants and rights        warrants and rights      options, warrants and rights)
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders              211,500                       $0.29                          -

Equity compensation plans not
approved by security holders
                                             -                            -                            -
----------------------------------------------------------------------------------------------------------------------
Total                                     211,500                       $0.29                          -
======================================================================================================================

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

               None

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

     In connection with the audit of the Company's financial statements as of and for the fiscal year ending November 30, 2004, the Company's independent registered public accounting firm reported that adequate segregation of duties did not exist for the Company's financial reporting process, in that the duties of Controller, CFO and CEO were performed by the same individual. Based on this report, the Company's management concluded that a material weakness existed in the Company's internal controls over financial reporting under the standards of the Public Company Accounting Oversight Board. The Company took corrective action to address this weakness by hiring the firm of Andrew Kromer, CPA PLLC who is independent and has no current or prior affiliation with the Company's independent registered public accounting firm. Mr. Kromer's firm provides oversight and segregation of duties with respect to the work prepared by the CFO and has been performing this function throughout the year ending November 30, 2005.

     As of November 30, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, the Company's CEO concluded that the Company's disclosure controls and procedures were effective as of November 30, 2005.

     Except as discussed above, there have been no changes in our internal control over financial reporting that occurred during the year ended November 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 10. Executive Compensation

     The  information  under  the  captions   "Compensation  of  Directors"  and
"Executive Compensation" in the Registrant's definitive Proxy Statement for its 2006 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information set forth under the caption "Security Ownership of Management and Others" in the Registrant's definitive Proxy Statement for its 2006 Annual Meeting of Stockholders is incorporated herein by reference.

     Information concerning securities authorized under equity compensation plans of the Company is included under Item 5 of this report and is incorporated under this Item 11 by reference.

Item 12. Certain Relationships and Related Transactions

     The information set forth under the caption  "Certain  Transactions" in the
Registrant's   definitive  Proxy  Statement  for  its  2006  Annual  Meeting  of
Stockholders is incorporated herein by reference.

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

Item 13. Exhibits and Reports on Form 8-K

Exhibit
No.                    Description
-------                -----------

10.4 (a)*              Promissory Note and other related agreements between
                       Transbotics and Wachovia Bank dated  March 23, 2005
                       (incorporated by reference to Exhibit 10.2 to the
                       Company's Form 10-QSB for the period ending February 28,
                       2005)
10.5 *                 Subscription agreement for 600,000 shares and $150,000
                       convertible note between Transbotics and Robison-Oates
                       Investment Fund, LLC. ( incorporated by reference to
                       Exhibit 10.2 the Company's  September 26, 2003  Form 8-K)
10.6 *                 Subscription agreement for 300,000 shares and $75,000
                       convertible note between Transbotics and Curt Kennington
                       (incorporated by reference to Exhibit 10.3 the Company's
                       September 26, 2003 Form 8-K )
10.7 *                 Subscription agreement for 300,000 shares and $75,000
                       convertible note between Transbotics and Anthony Packer
                       (incorporated by reference to Exhibit 10.4 the Company's
                       September 26, 2003 Form 8-K)
10.8 *                 Investor Rights Agreement between the Corporation and
                       Shareholders (incorporated by reference to Exhibit 10.5
                       the Company's  September 26, 2003 Form 8-K)
10.9 *                 Form D Notice of sale of securities pursuant to
                       regulation D dated October 7, 2003 (incorporated by
                       reference  to Exhibit 10.9 to the Company's Form 10-QSB
                       for the period ending August 31, 2003)
10.10*                 Press release on major order in the Lighting Industry
                       (incorporated by reference to Exhibit 99.1 to the
                       Company's  December 20, 2005 Form  8-K)
10.11*                 License Agreement dated December 31, 2003 between the
                       Company and Frog Navigation Systems B.V. (incorporated by
                       reference to Exhibit 10.19 to the Company's Form 10-KSB
                       for the period ending November 30, 2003)
10.12                  Press release announcing new order in Transportation
                       industry dated December 16, 2005
10.13                  Press release announcing robot distribution agreement
                       with KUKA Robotics dated January 16, 2006
13.                    Company's 2005 Annual Report
14.  *                 Transbotics Code of Business Conduct & Ethics order
                       (incorporated by reference to Exhibit 14 to the Company's
                       November 30, 2003 Form  10-KSB)
23.3 (a)               Consent of Grant Thornton  LLP to the incorporation by
                       reference of its Report of Independent Registered Public
                       Accounting Firm in this Form 10-KSB
     (b)               Consent of McGladrey & Pullen, LLP to the incorporation
                       by reference of its Report of Independent Registered
                       Public Accounting Firm in this Form 10-KSB
31.1                   Certification of by Claude Imbleau, The Company's
                       President, CEO, principal financial officer and principal accounting officer
32.1                   Certification of Periodic Financial Report pursuant to 18
                       U.S.C. section 1350
99.1 *                 United States Letters Patent for Optical Navigation
                       System for an Automatic Guided Vehicle and Method (Patent
                       No. 4,626,132; Date of Patent 08/15/89) (incorporated by reference to Exhibit 28.1 to the Form S-18)
99.2 *                 United States Letters Patent for Method and Apparatus for
                       Providing Destination and Vehicle Function Information to an Automatic Guided Vehicle (Patent No. 4,780,817; Date of Patent 10/25/88) (incorporated by reference to Exhibit
                       28.2 to the Form S-18)
99.3 *                 United States Patent and Trademark Office Notice of
                       Recordation of Assignment Document for United States
                       Letters Patent for Automatic Guided Vehicle Traffic
                       Control System and Method (Document Date 02/19/88)
                       (incorporated by reference to Exhibit 28.3 to the Form
                       S-18)

Item 13. Exhibits and Reports on Form 8-K

Exhibit
No.                    Description
-------                -----------

99.4 * Canadian Letters Patent for Apparatus and Method for Optical Guidance System for Automatic Guided Vehicle (Patent No. 1,236,132; Date of Patent 05/17/88)
                       (incorporated by reference to Exhibit 28.4 to the Form S-18)
99.5 * United States Letters Patent for Automatically Guided Vehicle Having Steering Mechanism for Enabling Vehicle to Follow Guidance Wire (Patent No. 4,729,449; Date of Patent 03/08/88) (incorporated by reference to Exhibit
                       28.5 to the Form S-18).
99.6 * United States Letters Patent for Apparatus and Method for Optical Guidance System for Automatic Guided Vehicle (Patent No. 4,626,995; Date of Patent 12/02/86)
                       (incorporated by reference to Exhibit 28.6 to the Form S-18)
99.7 * United States Certificate of Registration of Trademark POWERWAY (No. 2,323,133; Date of Registration 02/29/2000) (incorporated by reference to Exhibit 99.7 to the November 30, 2003 Form 10KSB)
99.8 * United States Certificate of Registration of Trademark TRANSBOTICS (No. 2,740,372; Date of Registration 07/22/2003) (incorporated by reference to Exhibit 99.7 to the November 30, 2003 Form 10KSB)


     * Certain of the exhibits to this Report, indicated by an asterisk, are hereby incorporated by reference to other documents on file with the Commission, with which they are filed in fact, to be a part hereof as of their respective dates.

     (b)  Reports on Form 8-K

          1) Press release on major order totaling approximately $1,100,000 in the Lighting Industry (incorporated by reference to Exhibit 99.1 to the Company's December 20, 2005 Form 8-K)

Item 14. Principal Accountant Fees and Services

     The information under the caption "Principal Accountant Fees and Services" in the Registrant's definitive Proxy Statement for its 2006 annual meeting of Stockholders is incorporated herein by reference.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                TRANSBOTICS CORPORATION
                                                Registrant


                                                By :    /s/ Claude Imbleau
                                                    ----------------------------
                                                        Claude Imbleau
                                                        President, CEO, CFO

Date: February 17, 2006


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and date indicated.


                                                By:     /s/ D. Bruce Wise
                                                   -----------------------------
                                                        D. Bruce Wise
                                                        Chairman of the Board of
                                                        Directors

                                                By :    /s/ Claude Imbleau
                                                    ----------------------------
                                                        Claude Imbleau
                                                        President, CEO
                                                        Director (Principal
                                                        Executive Officer,
                                                        Principal Financial
                                                        Officer and Principal
                                                        Accounting Officer)

                                                By :    /s/ Tommy Hessler
                                                   -----------------------------
                                                        Tommy Hessler
                                                        Executive Vice President
                                                        Director


                                                By :    /s/ John H. Robison
                                                   -----------------------------
                                                        John H. Robison
                                                        Director

                                                By :    /s/ Charles W. Robison
                                                    ----------------------------
                                                        Charles W. Robison
                                                        Director


                                                By :    /s/ Edward H. Gross
                                                    ----------------------------
                                                        Edward H. Gross
                                                        Director

Date: February 17, 2006