Form 10QSB
period 2006-02-28
TRANSBOTICS CORP
filed 2006-04-11
CIK 859621

U.S. Securities and Exchange
                        Commission Washington, D.C. 20549


                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the quarterly period ended     February 28, 2006
--------------------------------------------------------------------------------


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

    As of March 15, 2006, there were 4,827,451 shares of common stock outstanding.

    Transitional Small Business Disclosure Format (Check one):
       Yes___; No X


                                    I N D E X
                                                                                                                Page
                                                                                                                ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
                  Condensed Balance Sheets
                       February 28, 2006 (Unaudited) and November 30, 2005                                        3-4

                  Condensed Statements of Operations (Unaudited)
                   Three months ended February 28, 2006 and February 28, 2005                                       5

                  Condensed Statements of Cash Flows (Unaudited)
                    Three months ended February 28, 2006 and February 28, 2005                                      6

                  Notes to Condensed Financial Statements                                                         7-10

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                  11-16

  Item 3. Controls and Procedures                                                                                  17

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                                                                          18

Item 2. Changes in Securities                                                                                      18

Item 3. Defaults Upon Senior Securities                                                                            18

Item 4. Submission of Matters to a Vote of Security Holders                                                        18

Item 5. Other Information                                                                                          18

Item 6. Exhibits and Reports on Form 8-K                                                                           18

                  (a) Exhibits -- Press Releases and other Exhibits
                  (b) Reports on Form 8-K

SIGNATURES                                                                                                         19


                                             PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements
                                                TRANSBOTICS CORPORATION

                                               CONDENSED  BALANCE SHEETS

                                                                                             February 28,  November 30,
                                                                                                 2006          2005
                                                                                              (Unaudited)
------------------------------------------------------------------------------------------------------------------------

      ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                                 $  599,656    $  177,026
     Accounts receivable, net                                                                     885,407     1,946,326
     Inventories                                                                                  559,126       482,772
     Costs and estimated earnings in excess of
            billings on uncompleted contracts                                                     340,542       223,442
     Prepaid expenses and other assets                                                             56,204        22,940

------------------------------------------------------------------------------------------------------------------------
              Total current assets                                                              2,440,935     2,852,506
------------------------------------------------------------------------------------------------------------------------

NONCURRENT DEPOSITS                                                                                31,854        31,854
------------------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT
      Furniture, fixtures and office equipment, including assets
            acquired under capital leases 2006 $13,270; 2005 $13,270                              254,596       254,001
      Machinery and equipment                                                                      94,292        90,031
------------------------------------------------------------------------------------------------------------------------
                                                                                                  348,888       344,032

       Less accumulated depreciation, including amounts applicable
           to assets acquired under capital leases 2006 $3,096; 2005 $442                         226,592       210,463
------------------------------------------------------------------------------------------------------------------------
                                                                                                  122,296       133,569
------------------------------------------------------------------------------------------------------------------------
                                                                                               $2,595,085    $3,017,929
========================================================================================================================


See Notes to Condensed Financial Statements

                                                                                             February 28,  November 30,
                                                                                                2006          2005
                                                                                             (Unaudited)
------------------------------------------------------------------------------------------------------------------------

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Note payable, bank (Note D)                                                               $        -    $  395,000
     Current maturities of long- term debt (Note D)                                                 2,322         2,249
     Accounts payable                                                                             677,335     1,029,870
     Accrued expenses and customer deposits                                                       260,769       237,162
     Billings in excess of costs and estimated
              earnings on uncompleted contracts                                                   697,369       404,376
------------------------------------------------------------------------------------------------------------------------
                 Total current liabilities                                                      1,637,795     2,068,657
------------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT (Note D)                                                                           308,746       309,355
------------------------------------------------------------------------------------------------------------------------




STOCKHOLDERS' EQUITY
       Preferred stock, par value $.01 per share;
          1,000,000 shares authorized; no shares issued                                                 -             -
       Common stock, par value $.01 per share;
          11,000,000 shares authorized;
          4,827,451 shares issued and outstanding                                                  48,274        48,274
       Additional paid-in capital                                                               4,571,961     4,571,961
       Accumulated deficit                                                                     (3,971,691)   (3,980,318)

------------------------------------------------------------------------------------------------------------------------
                                                                                                  648,544       639,917
------------------------------------------------------------------------------------------------------------------------
                                                                                               $2,595,085    $3,017,929
========================================================================================================================


                                                TRANSBOTICS CORPORATION


                                           CONDENSED STATEMENTS OF OPERATIONS
                                                      (Unaudited)

                                                                                                  Three Months Ended
                                                                                               February 28, February 28,
                                                                                                  2006        2005
------------------------------------------------------------------------------------------------------------------------

Net revenues                                                                                     $2,054,005  $1,592,350
Cost of goods sold                                                                                1,510,122   1,095,733
------------------------------------------------------------------------------------------------------------------------
    Gross profit                                                                                    543,883     496,617
------------------------------------------------------------------------------------------------------------------------

Operating expenses:
      Selling                                                                                       132,067     169,686
      General and administrative                                                                    340,474     298,237
      Research and development                                                                       54,705      31,141
------------------------------------------------------------------------------------------------------------------------
                                                                                                    527,246     499,064
------------------------------------------------------------------------------------------------------------------------
            Operating income (loss)                                                                  16,637      (2,447)

Net interest expense                                                                                 (8,010)     (7,257)
------------------------------------------------------------------------------------------------------------------------

Net income (loss) before income taxes                                                                 8,627      (9,704)

Federal and state income taxes  (Note B)                                                                  -           -
------------------------------------------------------------------------------------------------------------------------
           Net income (loss)                                                                     $    8,627  $   (9,704)
========================================================================================================================


Weighted average number of common shares outstanding - basic                                      4,827,451   4,824,451
Weighted average number of common shares outstanding - diluted                                    5,254,656   5,486,465
========================================================================================================================

Income (loss) per common share - basic (Note C)                                                  $     0.00  $     0.00
Income (loss) per common share - diluted (Note C)                                                      0.00        0.00

========================================================================================================================

Dividends per common share                                                                       $        -  $        -
========================================================================================================================

See Notes to Condensed Financial Statements


                                                TRANSBOTICS CORPORATION


                                          CONDENSED  STATEMENTS OF CASH FLOWS
                                                      (Unaudited)

                                                                                                 Three Months Ended
                                                                                             February 28,  February 28,
                                                                                                  2006         2005
------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY
     OPERATING  ACTIVITIES                                                                        $823,021     $272,107
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

      Purchase of property and equipment                                                            (4,856)     (15,613)
------------------------------------------------------------------------------------------------------------------------
               NET CASH USED IN
                  INVESTING ACTIVITIES                                                              (4,856)     (15,613)
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
        Net borrowings (repayments) on revolving bank credit agreement                            (395,000)           -
        Principal payments on long-term borrowings,
            including capital lease obligations                                                       (535)        (159)
------------------------------------------------------------------------------------------------------------------------
               NET CASH USED IN
                    FINANCING ACTIVITIES                                                          (395,535)        (159)
------------------------------------------------------------------------------------------------------------------------
     Increase in cash and cash equivalents                                                         422,630      256,335

      Cash and cash equivalents:

           Beginning                                                                               177,026      236,968
------------------------------------------------------------------------------------------------------------------------
           Ending                                                                                 $599,656     $493,303
========================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Cash payments  for interest                                                                $  8,614     $  7,257
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES
       Capital lease obligations incured for equipment                                            $      -     $ 13,270

========================================================================================================================

See Notes to the Condensed Financial Statements

                             TRANSBOTICS CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



Note A.


The unaudited condensed financial statements and related notes have been prepared by Transbotics Corporation (the "Company"), without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at February 28, 2006, and for all periods presented, have been made.


Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended November 30, 2005. The results of operations for the three months ended February 28, 2006 are not necessarily indicative of the operating results for the full year.



Note B. Income Taxes


The Company did not recognize any income tax benefits during the three months ended February 28, 2005 for its losses or any income tax expense during the three months ended February 28, 2006 for its earnings as the Company had net operating loss carryforwards. Deferred tax assets have not been recognized since utilization of operating loss carryforwards in the future are not assured.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note C. Earnings (losses) per common share


Basic per share amounts are computed, generally, by dividing net income or loss by the weighted-average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is antidilutive. At February 28, 2006 and February 28, 2005 the Company had options outstanding to purchase a total of 211,500, and 220,500 shares of common stock, respectively, at weighted-average exercise prices of varying amounts.


The following table sets forth the comparison of basic and diluted earnings
(loss) per share:

                                                                 Three Months Ended
                                                               February 28,    February 28,
                                                                   2006            2005
                                                            -------------------------------

BASIC INCOME (LOSS) PER SHARE:
  Net income (loss)                                            $     8,627   $    (9,704)
  Weighted -average shares                                       4,827,451      4,824,451
                                                           -------------------------------

  Basic earnings (loss) per share                              $      0.00   $      0.00
                                                           ===============================

DILUTED INCOME (LOSS) PER SHARE:
  Net income (loss)                                            $     8,627   $    (9,704)
  Plus impact of assumed conversions:
    Interest on 6% convertible notes, net of related tax
     effect                                                          4,500         4,500
                                                           -------------------------------
                                                               $    13,127   $    (5,204)
                                                           -------------------------------

Weighted average shares                                          4,827,451      4,824,451
  Plus effect of dilutive potential shares:
     Stock options                                                 120,555        134,014
     Convertible notes                                             306,650        528,000
                                                           -------------------------------
                                                                 5,254,656      5,486,465
                                                           -------------------------------
Diluted earnings (loss) per share                              $      0.00   $       0.00
                                                           ===============================




                                    NOTES TO CONDENSED FINANCIAL STATEMENTS

Note D. Note Payable and Long-Term Debt

Current debt consists of the following:                                                   2006             2005
----------------------------------------------------------------------------------------------------------------------
Note payable agreement with a financial institution that allows the Company to borrow up to $400,000 and bears interest at the lender's prime rate per annum.
The loan agreement is further secured by the Company's assets and expires March
23, 2007. Under the terms of the renegotiated agreement, the obligation includes a "payable on demand" feature. The loan agreement obligation is evidenced by a
demand note. (1)(2)                                                                 $              -  $       395,000
----------------------------------------------------------------------------------------------------------------------

Long-term debt consists of the following :
----------------------------------------------------------------------------------------------------------------------

In September 2003, the Company issued $300,000 principal amount of 6%
convertible subordinated notes due September 2013. Interest on the 6%
convertible notes is payable quarterly on each February 28, May 31, August 31 and November 30 during the term of the notes. The 6% convertible notes were issued at 100% principal value, and are convertible into 750,000 shares of common stock at the option of the holder at any time while the note is outstanding at a price of $0.40 per share. The 6% convertible notes may be redeemed, in whole or in part, at the Company's option on or after September 30,
2006 at 100% of the principal amount.                                               $        300,000  $       300,000

Obligations under capital leases                                                              11,068           11,604
----------------------------------------------------------------------------------------------------------------------
                                                                                             311,068          311,604
Less current maturities:
----------------------------------------------------------------------------------------------------------------------
         Notes                                                                                     -                -
----------------------------------------------------------------------------------------------------------------------
         Obligations under capital leases                                                      2,322            2,249
----------------------------------------------------------------------------------------------------------------------
                                                                                    $        308,746  $       309,355
======================================================================================================================
(1)   The prime rate at February 28, 2006 was 7.5%.
(2)   The line of credit is secured by a first priority security interest in the
      Company's accounts receivable, inventory, software and intangibles.

Note E.   Related Party Transactions

In 2003, Mr. Curt Kennington, the general partner of Kennington Family Limited LLC, the Company's landlord, became a related party when he invested in the Company by acquiring shares and convertible debt (see note D). The Company's rent paid for the quarters ending February 28, 2006 and 2005 amounted to $40,462 and $39,023, respectively. Mr. Kennington received interest payments from the Company of $1,125 and $1,125 on the convertible debt for the quarters ending February 28, 2006 and 2005, respectively.

In 2003, Mr. John Robison became a Director and related party when he invested in the Company by acquiring shares and convertible debt (see note D). Mr. Robison received interest payments from the Company of $2,250 and $2,250 on the convertible debt for the periods ending February 28, 2006 and 2005, respectively.

In 2003, Mr. Anthony Packer became a related party when he invested in the Company by acquiring shares and convertible debt (see note D). Mr. Packer received interest payments from the Company of $1,125 and $1,125 on the convertible debt for the periods ending February 28, 2006 and 2005, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     The following discussion and analysis should be read in conjunction with the financial statements (including the notes thereto) presented elsewhere herein.

OVERVIEW

     The Company derives virtually all of its revenues from the sale of hardware, technology and engineering services in connection with projects incorporating its licensed Automated Guided Vehicle (AGV) control technology. In the current and prior years, the Company's net revenues from AGV systems, vehicles and technology were derived primarily from sales to customers serving a limited number of industries - automotive, food and paper, textiles and newspaper publishing. The Company's results of operations can be expected to continue to depend substantially upon the capital expenditure levels in those industries and in other industries that the Company may enter.

     Due to the long sales cycle involved, uncertainties in timing of projects, and the large dollar amount of a typical project, the Company has experienced, and can be expected to continue to experience, substantial fluctuations in its quarterly and annual results of operations.

     The Company sells its products and services primarily in two ways. Vehicles, technology and other products and services may be sold in a "project" that becomes an integrated AGV system. The other way is to sell hardware, technology and services as standard items or spare parts for existing systems, with less involvement by the Company in overall system design. The Company generally recognizes lower net revenue but realizes a higher gross profit margin percentage in selling standard items, in each case compared to the sale of a project, due to the inclusion in project sales of other vendors' products and services with margins generally lower than the Company's own products and services. Between any given accounting periods, the levels of and mixture of standard item sales and project sales can cause considerable variance in net revenues, gross profit, gross profit margin, operating income and net income.

     Revenues from standard item sales are recognized upon shipment, while revenues from project sales are recognized under the "percentage of completion" method. Under this method, with respect to any particular customer contract, revenues are recognized as costs are incurred relative to each major component of the project. The percentage of completion method will subject the Company's results of operations to substantial fluctuations dependent upon the progress of work on project components. Such components can differ markedly from one another in amount and in gross profit margin.

     Project contracts are billed upon attainment of certain "milestones." The Company grants payment terms of 30 days to its customers. It typically receives a cash advance ranging from 20% to 30% of the total contract amount. Bills are thereafter delivered as milestones are reached. Upon delivery of the project, the customer typically reserves a "retainage" of 10% to 20% pending final system acceptance.

     Notwithstanding the receipt of cash advances and periodic payments upon reaching project milestones, the Company requires external financing to finance uncompleted contracts, inventories, receivables and other assets.

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

      These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities:

     o Revenues from end user systems sales, new Original Equipment Manufacturers ("OEMs") and new niches may be lower than expected or delayed.

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




                                                                                                 Percentage Change
                                                                                                      Increase
                                                          Percentage of Net Revenues                 (Decrease)
--------------------------------------------------------------------------------------------------------------------------------

                                                                                                   Three Months Ended
                                                          For the Three Months Ended             February 28, 2005 vs.
                                                      February 28, 2006     February 28, 2005      February 28, 2006
                                                                  %               %                       %
--------------------------------------------------------------------------------------------------------------------------------
Net revenues                                                  100.0             100.0                    29.0
Cost of goods sold                                             73.5              68.8                    37.8
--------------------------------------------------------------------------------------------------------------------------------

Gross profit                                                   26.5              31.2                     9.5
--------------------------------------------------------------------------------------------------------------------------------

Operating expenses:
   Selling                                                      6.4              10.7                   (22.2)
   General and administrative                                  16.6              18.7                    14.2
   Research and development                                     2.7               2.0                    75.7
--------------------------------------------------------------------------------------------------------------------------------
                                                               25.7              31.4                     5.7
--------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                         0.8              (0.2)                      *

Net interest expense                                            0.4               0.4                    10.4
--------------------------------------------------------------------------------------------------------------------------------

Income  (loss) before income taxes                              0.4              (0.6)                      *

Income taxes                                                      -                 -                       *
--------------------------------------------------------------------------------------------------------------------------------

Net  Income (loss)                                              0.4              (0.6)                      *
--------------------------------------------------------------------------------------------------------------------------------

* Because the data changes from a negative to positive, the percentage of change is not meaningful.

Quarter Ended February 28, 2006 Compared to the Quarter Ended February 28, 2005

      Net revenues increased by $461,655 or 29.0% from $1,592,350 in the earlier period to $2,054,005 in the latter period. The increase is primarily due to the higher number of AGV units produced for projects for the current quarter compared to the prior year.

      Cost of goods sold increased from $1,095,733 to $1,510,122, or 37.8%, primarily due to higher revenues and higher cost of engineering; as a percentage of net revenues, cost of goods sold increased from 68.8% to 73.5%. Gross profit increased by $47,266 or 9.5% from $496,617 to $543,883 due primarily to greater revenues compared to the prior year. Gross profit as a percentage of revenues decreased from 31.2% to 26.5%.

      Selling expenses decreased from $169,686 to $132,067, or 22.2% primarily due to the Company attending a major trade show in the prior year quarter while it did not attend a show in the current quarter of the current year. General and administrative expenses increased from $298,237 to $340,474, or 14.2% compared to the prior year. The increase in G&A can be primarily attributed to increases in professional fees relating to ISO 9000 registration. The Company incurred $54,705 of research and development expenses in the first quarter ending in 2006 compared to $31,141 in the first quarter ending in 2005. The increase in R&D was attributed to engineering resources being allocated to development work rather than project work.

      Primarily as a result of the foregoing, operating income increased from an operating loss of $2,447 in the first quarter of 2005 to an operating income of $16,637 in the first quarter of 2006.

      The net interest expense increased from $7,257 to $8,010 in the current year primarily due to interest rate increases from the note payable to the bank.

      The Company did not recognize any income tax benefits during the three months ended February 28, 2005 for its losses or any income tax expense during the three months ended February 28, 2006 for its earnings as the Company had net operating loss carryforwards. Deferred tax assets have not been recognized since utilization of operating loss carryforwards in the future are not assured.


      Primarily due to the higher revenues in 2006 as described above, the Company realized a net income in first quarter of 2006 of $8,627 compared to a net loss of $9,704 in the first quarter of 2005.

Backlog. Backlog consists of all amounts contracted to be paid by customers but not yet recognized as net revenues by the Company. At February 28, 2006, the Company had a backlog of approximately $2,900,000 compared to approximately $3,620,000 one year earlier.

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

During the period ended February 28, 2006 net cash provided by operating activities was $823,021. The Company's accounts receivable balance decreased as receivables from 2005 were collected. Inventory increased compared to 2005 due to work in progress increasing to prepare for the 2005 second quarter shipments.

The Company renewed its $400,000 bank line of credit (as further described in Note D) and the bank increased availability on the line to $750,000 in March 2006. As of March 23, 2006 there were no outstanding borrowings. The credit line is evidenced by a demand note which is reviewed annually unless called prior to the anniversary date.

The Company believes that its working capital of $803,140 at February 28, 2006 is adequate for its current operations.

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


Critical Accounting Policies:

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

Stock options:

In December 2004, the Financial Accounting Standards Board issued Statement 123 (revised 2004), Share-Based Payment (Statement 123(R)). Statement 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost will be measured based on the fair value of the instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. The Company will adopt Statement 123(R) on December 1, 2006, requiring compensation cost to be recognized as expense for outstanding unvested awards, based on the grant-date fair value of those awards. The Company does not expect the adoption of Statement 123(R) to have a material impact on its financial position as all options granted through February 28, 2006 are fully vested, and the Company's future compensation arrangements, at this time, do not include the use of share-based payments.

At February 28, 2006 and February 28, 2005, options were outstanding to purchase a total of 211,500, and 220,500 shares of common stock of the Company, respectively, at weighted-average exercise prices of varying amounts. At February 28, 2006, 211,500 outstanding options were vested and exercisable while 220,500 options at February 28, 2005 were vested and exercisable

Item 3. Controls and Procedures


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


      As of February 28, 2006, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, the Company's CEO concluded that the Company's disclosure controls and procedures were effective as of February 28, 2006.


      There have been no changes in internal control over financial reporting that occurred during the quarter ended February 28, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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


Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits -


     1. Certification of each principal executive officer and principal financial officer

     2.   Certification of Periodic Financial Report pursuant to 18 U.S.C.
          Section 1350


    (b) Reports on Form 8-K

          1. December 20, 2005 Form 8-K announcement of order from new Customer in the lighting industry totaling approximately $1,100,000.

                                   SIGNATURES





In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                              TRANSBOTICS CORPORATION
                                     (Registrant)







                              BY:   /s/ Claude Imbleau
                                 ------------------------------------
                                    Claude Imbleau
                                    President, CEO, CFO
                                    Director (Principal Executive Officer,
                                    Principal Financial Officer and Principal
                                    Accounting Officer)






Date:  April 11, 2006
       --------------

                                  EXHIBIT INDEX



The following documents are included in this Form 10-QSB as an Exhibit:


                    Designation Number
                    Under Item 601 of
Exhibit Number      Regulation S-K        Exhibit Description                                          Page Number
-------------------------------------------------------------------------------------------------------------------


(A) Exhibits:
---------------
1.                  10.1                  Press release announcing new order from new customer in the       -
                                          lighting industry (incorporated by reference to Company's
                                          8-K filing of December 20, 2005)
2.                  10.2                  Press release dated April 4, 2006  announcing line of credit      21
                                          with Wachovia is increased to $750,000
3.                  31.1                  Certification  of  each  principal   executive  officer  and      22
                                          principal financial officer
4.                  32.1                  Certification  of Periodic  Financial  Report pursuant to 18      23
                                          U.S.C. section 1350
