Form 10QSB
period 2006-05-31
TRANSBOTICS CORP
filed 2006-07-13
CIK 859621

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the quarterly period ended      May 31, 2006
--------------------------------------------------------------------------------


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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes___ No___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     As of June 15, 2006, there were 4,854,951 shares of common stock outstanding.

     Transitional Small Business Disclosure Format (Check one):
     Yes___; No__X__

                                   I N D E X
--------------------------------------------------------------------------------
                                                                           Page
                                                                           ----
--------------------------------------------------------------------------------
PART I. FINANCIAL INFORMATION
--------------------------------------------------------------------------------
Item 1. Financial Statements
--------------------------------------------------------------------------------
          Condensed Balance Sheets
           May 31, 2006 (Unaudited) and November 30, 2005                   3-4
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
          Condensed Statements of Operations (Unaudited)
           Six months ended May 31, 2006 and May 31, 2005                     5
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
          Condensed Statements of Cash Flows (Unaudited)                      6
           Six months ended May 31, 2006 and May 31, 2005
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
          Notes to Condensed Financial Statements                          7-10
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                             11-17
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Item 3. Controls and Procedures                                              18
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
PART II. OTHER INFORMATION
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Item 1. Legal Proceedings                                                    19
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Item 2. Changes in Securities                                                19
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Item 3. Defaults Upon Senior Securities                                      19
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Item 4. Submission of Matters to a Vote of Security Holders                  19
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Item 5. Other Information                                                    19
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Item 6. Exhibits and Reports on Form 8-K                                     19
--------------------------------------------------------------------------------
        (a) Exhibits -- Press Releases and other Exhibits
--------------------------------------------------------------------------------
        (b) Reports on Form 8-K
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
SIGNATURES                                                                   20
--------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                             TRANSBOTICS CORPORATION

                            CONDENSED BALANCE SHEETS

                                                       May 31,      November 30,
                                                        2006            2005
                                                    (Unaudited)
--------------------------------------------------------------------------------

     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                      $   260,172     $   177,026
     Accounts receivable, net                         1,542,810       1,946,326
     Inventories                                        541,877         482,772
     Costs and estimated earnings in excess of
      billings on uncompleted contracts                 200,264         223,442
     Prepaid expenses and other current assets           17,567          22,940

--------------------------------------------------------------------------------
         Total current assets                         2,562,690       2,852,506
--------------------------------------------------------------------------------


NONCURRENT DEPOSITS                                      31,854          31,854
--------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT
     Furniture, fixtures and office equipment,
      including assets acquired under capital
      leases; 2006 $13,270, 2005 $13,270                267,547         254,001
     Machinery and equipment                             98,885          90,031
--------------------------------------------------------------------------------
                                                        366,432         344,032

     Less accumulated depreciation including amounts
      applicable to assets acquired under capital
      leases; 2006 $3,760, 2005 $1,105                  221,236         210,463
--------------------------------------------------------------------------------
                                                        145,196         133,569
--------------------------------------------------------------------------------

                                                    $ 2,739,740     $ 3,017,929
================================================================================

See Notes to Condensed Financial Statements

                                                       May 31,      November 30,
                                                        2006            2005
                                                     (Unaudited)
--------------------------------------------------------------------------------


     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Note payable, Bank (Note D)                    $   650,000     $   395,000
     Current maturities of long-term debt                 2,397           2,249
     Accounts payable                                   508,601       1,029,870
     Accrued expenses and customer deposits             352,159         237,162
     Billings in excess of costs and estimated
      earnings on uncompleted contracts                 246,579         404,376
--------------------------------------------------------------------------------
         Total current liabilities                    1,759,736       2,068,657
--------------------------------------------------------------------------------
LONG-TERM DEBT (Note D)                                 308,118         309,355
--------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, par value $.01 per share;
      1,000,000 shares authorized; no shares issued           -               -
     Common stock, par value $.01 per share;
      11,000,000 shares authorized
      4,854,951 and 4,827,451 shares
      issued and outstanding at 2006 and 2005,
      respectively                                       48,549          48,274
     Additional paid-in capital                       4,590,111       4,571,961
     Accumulated deficit                             (3,966,774)     (3,980,318)

--------------------------------------------------------------------------------

                                                        671,886         639,917
--------------------------------------------------------------------------------
                                                    $ 2,739,740     $ 3,017,929
================================================================================

                             TRANSBOTICS CORPORATION


                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                              Three Months Ended            Six Months Ended
                             May 31,       May 31,       May 31,       May 31,
                              2006          2005          2006          2005
--------------------------------------------------------------------------------

Net revenues              $ 2,303,101   $ 2,310,234   $ 4,357,106   $ 3,902,584
Cost of goods sold          1,665,256     1,687,421     3,175,378     2,783,154
--------------------------------------------------------------------------------
    Gross profit              637,845       622,813     1,181,728     1,119,430
--------------------------------------------------------------------------------

Operating expenses:
    Selling                   180,295       127,379       312,362       297,065
    General and
     administrative           369,429       293,623       709,903       591,860
    Research and
     development               70,449        70,073       125,154       101,214
--------------------------------------------------------------------------------
                              620,173       491,075     1,147,419       990,139
--------------------------------------------------------------------------------
        Operating income       17,672       131,738        34,309       129,291
--------------------------------------------------------------------------------


Net interest expense:         (12,755)       (7,762)      (20,765)      (15,019)
--------------------------------------------------------------------------------

Income before
 income taxes                   4,917       123,976        13,544       114,272

Federal and state income
 taxes (Note B)                     -             -             -             -
--------------------------------------------------------------------------------


        Net income        $     4,917   $   123,976   $    13,544   $   114,272
================================================================================

Weighted average number of
 common shares outstanding  4,838,511     4,827,223     4,833,073     4,825,852
--------------------------------------------------------------------------------

Income  per common share
 - basic (Note C)         $      0.00   $      0.03   $      0.00   $      0.02
Income  per common share
 - diluted (Note C)              0.00          0.03          0.00          0.02

================================================================================

Dividends per common
 share                    $         -   $         -   $         -   $         -
================================================================================

See Notes to the Condensed Financial Statements

                             TRANSBOTICS CORPORATION


                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Six Months Ended
                                                          May 31,      May 31,
                                                           2006         2005
--------------------------------------------------------------------------------

NET CASH (USED IN) PROVIDED BY
 OPERATING ACTIVITIES                                   $ (123,080)  $  327,985
--------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                       (47,685)     (41,564)
--------------------------------------------------------------------------------

      NET CASH USED IN
       INVESTING ACTIVITIES                                (47,685)     (41,564)
--------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings (repayments) on revolving bank credit
   agreement                                               255,000     (150,000)
  Net proceeds from the exercise of stock option and
   common stock issued                                           -          585
  Principal payments on long-term borrowings                (1,089)        (646)
--------------------------------------------------------------------------------

      NET CASH PROVIDED BY (USED IN)
       FINANCING ACTIVITIES                                253,911     (150,061)
--------------------------------------------------------------------------------
  Increase in cash and cash equivalents                     83,146      136,360

  Cash and cash equivalents:

    Beginning                                              177,026      236,968
--------------------------------------------------------------------------------
    Ending                                              $  260,172   $  373,328
================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash payments for interest                          $   18,474   $   15,019
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
    Equipment additions financed through capital lease
     obligations                                        $        -   $   13,270
SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING ACTIVITIES
    Expense incurred by issuance of common stock
     compensation to directors                          $   18,425   $        -

================================================================================

See Notes to the Condensed Financial Statements

                             TRANSBOTICS CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A.


The unaudited condensed financial statements and related notes have been prepared by Transbotics Corporation (the "Company"), without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at May 31, 2006, and for all periods presented, have been made.


Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended November 30, 2005. The results of operations for the six months ended May 31, 2006 are not necessarily indicative of the operating results for the full year.


Note B. Income Taxes


The Company did not recognize any income tax expense during the six months ended May 31, 2005 and 2006 for its earnings as the Company had net operating loss carryforwards. Deferred tax assets have not been recognized since utilization of operating loss carryforwards in the future are not assured.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note C. Earnings per common share


Basic per share amounts are computed, generally, by dividing net income by the weighted-average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is antidilutive. At May 31, 2006 and May 31, 2005 the Company had options outstanding to purchase a total of 211,500, and 214,500 shares of common stock, respectively, at weighted-average exercise prices of varying amounts.



The following table sets forth the comparison of basic and diluted earnings per share:

                              Three Months Ended            Six Months Ended
                             May 31,       May 31,       May 31,       May 31,
                              2006          2005          2006          2005
                          ------------------------------------------------------

BASIC INCOME PER SHARE:
 Net income               $     4,917   $   123,976   $    13,544   $   114,272
 Weighted average shares    4,838,511     4,827,223     4,833,073     4,825,852
                          ------------------------------------------------------

 Basic earnings per share $     0.00    $      0.03   $      0.00   $      0.02
                          ======================================================

DILUTED INCOME PER SHARE:
 Net income               $     4,917   $   123,976   $    13,544   $   114,272
 Plus impact of assumed
  conversions:
 Interest on 6%
  convertible notes, net
  of related tax effect         4,500         4,500         9,000         9,000
                          ------------------------------------------------------
                          $     9,417   $   128,476   $    22,544   $   123,272
                          ======================================================

Weighted average shares     4,838,511     4,827,223     4,833,073     4,825,852
 Plus effect of dilutive
  potential shares:
   Stock options               99,609       116,408       111,164       124,027
   Convertible notes          204,545       276,316       260,870       313,107
                          ------------------------------------------------------
                            5,142,665     5,219,947     5,205,106     5,262,986
                          ------------------------------------------------------
Diluted earnings per
 share                    $      0.00   $      0.03   $      0.00   $      0.02
                          ======================================================

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note D. Note Payable and Long-Term Debt

 Current debt consists of the following:                      2006        2005
--------------------------------------------------------------------------------
 Note payable agreement with a financial institution that
 allows the Company to borrow up to $750,000 and bears
 interest at the lender's prime rate per annum. The loan
 agreement is further secured by the Company's assets and
 expires March 23, 2007. Under the terms of the
 renegotiated agreement, the obligation includes a
 "payable on demand" feature. The loan agreement
 obligation is evidenced by a demand note. (1)(2)         $ 650,000   $ 395,000
--------------------------------------------------------------------------------

 Long-term debt consists of the following :
--------------------------------------------------------------------------------

 In September 2003, the Company issued $300,000 principal
 amount of 6% convertible subordinated notes due September
 2013. Interest on the 6% convertible notes is payable
 quarterly on each February 28, May 31, August 31 and
 November 30 during the term of the notes. The 6%
 convertible notes were issued at 100% principal value,
 and are convertible into 750,000 shares of common stock
 at the option of the holder at any time while the note is
 outstanding at a price of $0.40 per share. The 6%
 convertible notes may be redeemed, in whole or in part,
 at the Company's option on or after September 30, 2006 at
 100% of the principal amount.                            $ 300,000   $ 300,000

 Obligations under capital leases                            10,515      11,604
--------------------------------------------------------------------------------
                                                            310,515     311,604
 Less current maturities:
--------------------------------------------------------------------------------
     Obligations under capital leases                         2,397       2,249
--------------------------------------------------------------------------------
                                                          $ 308,118   $ 309,355
================================================================================
(1)  The prime rate at May 31, 2006 was 8.0%.
(2) The line of credit is secured by a first priority security interest in the Company's accounts receivable, inventory, software and intangibles.

Note E. Related Party Transactions

In 2003, Mr. Curt Kennington, the general partner of Kennington Family
Limited LLC, the Company's landlord, became a related party when he invested in the Company by acquiring shares and convertible debt (see note D). The Company's rent paid for the six months ending May 31, 2006 and 2005 amounted to $80,925 and $78,526, respectively. Mr. Kennington received interest payments from the Company of $2,250 and $2,250 on the convertible debt for the six months ending May 31, 2006 and 2005, respectively.

In 2003, Mr. John Robison became a Director and related party when he invested in the Company by acquiring shares and convertible debt (see note D). Mr. Robison received interest payments from the Company of $4,500 and $4,500 on the convertible debt for the six months ending May 31, 2006 and 2005, respectively.

In 2003, Mr. Anthony Packer, became a related party when he invested in the Company by acquiring shares and convertible debt (see note D). Mr. Packer received interest payments from the Company of $2,250 and $2,250 on the convertible debt for the six months ending May 31, 2006 and 2005, respectively.

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

RESULTS OF OPERATIONS

     The table below shows (a) the relationship of income and expense items relative to net revenues, and (b) the change between the comparable prior period and current period, for the three-month and six-month periods ended May 31, 2006 and 2005, respectively. This table should be read in the context of the Company's condensed statements of income presented elsewhere herein:

                                                                 Percentage of
                                                                    Change
                                                               Period to Period
                                                                   Increase
                                Percentage of Net Revenues        (Decrease)
--------------------------------------------------------------------------------
                              Three Months      Six Months      Three     Six
                                 Ended             Ended        Months   Months
                                                                Ended     Ended
                                                                May 31,  May 31,
                            May 31,  May 31,  May 31,  May 31,  2005 to  2005 to
                             2006     2005     2006     2005     2006     2006
                               %        %        %        %        %        %
--------------------------------------------------------------------------------
Net Revenues                 100.0    100.0    100.0    100.0     (0.3)    11.7
Cost of Goods Sold            72.3     73.0     72.9     71.3     (1.3)    14.1
--------------------------------------------------------------------------------
Gross Profit                  27.7     27.0     27.1     28.7      2.4      5.6
--------------------------------------------------------------------------------

Operating expenses:
Selling                        7.8      5.5      7.2      7.6     41.5      5.2
General and administrative    16.0     12.7     16.3     15.2     25.8     19.9
Research and development       3.1      3.1      2.9      2.6      0.5     23.7
--------------------------------------------------------------------------------
                              26.9     21.3     26.4     25.4     26.3     15.9
--------------------------------------------------------------------------------
Operating income               0.8      5.7      0.7      3.3    (86.6)   (73.5)

Net interest expense:         (0.6)    (0.3)    (0.5)    (0.4)    64.3     38.3
--------------------------------------------------------------------------------
Income before income taxes     0.2      5.4      0.3      2.9    (96.0)   (88.2)

Federal and state income
  tax (benefit)                  -        -        -        -        -        -
--------------------------------------------------------------------------------
Net income                     0.2      5.4      0.3      2.9    (96.0)   (88.2)
================================================================================

Quarter Ended May 31, 2006 compared to the Quarter Ended May 31, 2005

Net revenues decreased from $2,310,234 in the earlier period to $2,303,101 in the latter period.

Cost of goods sold decreased from $1,687,421 to $1,665,256 or 1.3%. As a percentage of net revenues, cost of goods sold decreased to 72.3% compared to 73.0% in 2005. Gross profit increased by $15,032 or 2.4% from $622,813 to $637,845, while gross profit as a percentage of net revenues increased to 27.7% from 27.0%.

Selling expenses increased from $127,379 to $180,295 or 41.5%, primarily due to a show expense that was incurred in the current quarter of the current year compared to no expense in the corresponding quarter of the prior year. General and administrative expenses increased from $293,623 to $369,429 compared to the prior year. The increase was primarily due to 1) a non-cash expense incurred by issuance of restricted common stock compensation to directors at a fair value of $18,425 and 2) increases in personnel and recruiting related expenses as the Company continues to expand. As a percentage of net revenues, general and administrative expenses increased from 12.7% to 16.0% due to increased expenses. The Company incurred $70,449 of research and development expense in 2006 compared to $70,073 in 2005.

Primarily as a result of the foregoing, operating income decreased by $114,066 from $131,738 in the earlier period to $17,672 in the latter period.

Net interest expense increased from $7,762 to $12,755 in the current year primarily due to interest on increased borrowings and increases in the borrowing rate from the note payable to the bank.

The Company did not recognize any income tax expense in 2006 and 2005 for its earnings as the Company had net operating loss carryforwards. Deferred tax assets have not been recognized since utilization of operating loss carryforwards in the future are not assured to be realized.

Primarily due to higher expenses in 2006 as described above, the Company's net income decreased to $4,917 in the three months ended 2006 compared to a net income of $123,976 in same period of 2005.

Backlog. Backlog consists of all amounts contracted to be paid by customers but not yet recognized as net revenues by the Company. At May 31, 2006, the Company had a backlog of approximately $3,350,000 compared to approximately $2,930,000 one year earlier.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

================================================================================

Six Months Ended May 31, 2006 compared to Six Months Ended May 31, 2005

Net revenues increased by $454,522, or 11.7%, from $3,902,584 in the earlier period to $4,357,106 in the latter period. The increase is primarily due to the project work and AGV vehicle revenues compared to the prior year.

Cost of goods sold increased from $2,783,154 to $3,175,378, or 14.1%, due primarily to increased revenues and to increased engineering costs for the current year compared to the prior year. As a percentage of net revenues, cost of goods sold increased from 71.3% to 72.9%. Gross profit increased by $62,298 or 5.6%, from $1,119,430 to $1,181,728 while gross profit as a percentage of net revenues decreased from 28.7% to 27.1%.

Selling expenses increased from $297,065 to $312,362 in 2006 primarily due to increases in show and promotion related costs compared to the prior year. General and administrative expenses increased from $591,860 to $709,903, or 19.9% compared to the prior year. The increase was primarily due to increase in personnel related cost, director fees and professional fees. The Company continued to invest in the development of new AGV products to expand its product line in the current year. This expense totaled $125,154 in the current year compared to $101,214 in the prior year.

Primarily as a result of the foregoing, the operating income for the period was $34,309 compared to $129,291 the prior year.

Net interest expense increased from $15,019 to $20,765 in the current year primarily due to interest on increased borrowings and increases in the prime rate from the note payable to a bank.

The Company did not recognize any income tax expense in 2006 and 2005 for its earnings as the Company had net operating loss carryforwards. Deferred tax assets have not been recognized since utilization of operating loss carryforwards in the future are not assured to be realized.

Primarily due to lower margins and higher expenses as described above, the Company had net income of $13,544 in the six months ended 2006 compared to a net income of $114,272 for the same period in 2005.

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

During the period ended May 31, 2006 net cash used by operating activities was $123,080. The Company's accounts receivable balance and accounts payables decreased as receivables from 2005 were collected and funds used to reduce the outstanding payables. Inventory increased compared to 2005 due to work in progress increasing to prepare for the 2006 third quarter shipments.

The Company renewed its $400,000 bank line of credit (as further described in Note D) and the bank increased availability on the line to $750,000 in March 2006. The credit line is evidenced by a demand note which is reviewed annually unless called prior to the anniversary date.

The Company believes that its working capital of $802,954 at May 31, 2006 is adequate for its current operations.

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

Stock options:

In December 2004, the Financial Accounting Standards Board issued Statement 123 (revised 2004), Share-Based Payment (Statement 123(R)). Statement 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost will be measured based on the fair value of the instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. The Company will adopt Statement 123(R) on December 1, 2006, requiring compensation cost to be recognized as expense for outstanding unvested awards, based on the grant-date fair value of those awards. The Company does not expect the adoption of Statement 123(R) to have a material impact on its financial position as all options granted through May 31, 2006 are fully vested, and the Company's future compensation arrangements, at this time, do not include the use of share-based payments.

At May 31, 2006 and May 31, 2005, options were outstanding to purchase a total of 211,500, and 214,500 shares of common stock of the Company, respectively, at weighted-average exercise prices of varying amounts. At May 31, 2006, 211,500 outstanding options were vested and exercisable while 214,500 options at May 31, 2005 were vested and exercisable.

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

     As of May 31, 2006, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, the Company's CEO concluded that the Company's disclosure controls and procedures were effective as of May 31, 2006.

     There have been no changes in internal control over financial reporting that occurred during the six months ended May 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION


Item 1. Legal Proceedings

          None.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

          None.

Item 3. Defaults Upon Senior Securities

          None.

Item 4. Submission of Matters to a Vote of Security Holders

     (a) The annual meeting of shareholders of the Company was held on April 24, 2006.

     (b) The following individuals were elected directors of the Company, with voting results as indicated:

          -----------------------------------------------------------
                                        Vote for          Abstain
          -----------------------------------------------------------
          D. Bruce  Wise                3,487,967          22,325
          -----------------------------------------------------------
          John H. Robison               3,503,967           6,325
          -----------------------------------------------------------
          Claude Imbleau                3,503,967           6,325
          -----------------------------------------------------------
          Tommy Hessler                 3,503,967           6,325
          -----------------------------------------------------------
          Larrimore Wright              3,487,967          22,325
          -----------------------------------------------------------
          Charles W. Robison            3,503,967           6,325
          -----------------------------------------------------------

     (c) Other matters voted upon and voting were as follows:

     (i) Ratification of the selection of Grant Thornton LLP by the Board of Directors as the Company's Independent Registered Public Accounting Firm.

                 For             Abstain           Against
                 ---             -------           -------
              3,468,020           37,218            5,053


Item 5. Other Information
          None.


Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits -


          1. Certification of each principal executive officer and principal financial officer
          2.   Certification of Periodic Financial Report pursuant to 18 U.S.C.
               Section 1350


     (b)  Reports on Form 8-K

          1. May 8, 2006 Form 8-K announcement of order from a Customer in the automotive industry totaling approximately $1,100,000.

                                   SIGNATURES




In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      TRANSBOTICS CORPORATION
                                            (Registrant)


                                      BY: /s/ Claude Imbleau
                                          ------------------
                                          Claude Imbleau
                                          President, CEO, CFO
                                          Director (Principal Executive Officer,
                                          Principal Financial Officer and
                                          Principal Accounting Officer)



Date: July 13, 2006
      -------------

                                  EXHIBIT INDEX



The following documents are included in this Form 10-QSB as an Exhibit:


             Designation
             Number Under
Exhibit      Item 601 of                                                  Page
Number       Regulation S-K   Exhibit Description                         Number
--------------------------------------------------------------------------------


(A) Exhibits:
--------------

1.           10.1             Press release announcing new order from        -
                              customer in the automotive industry
                              (incorporated by reference to Company's 8-K filing of May 8, 2006)

2.           31.1             Certification of each principal executive     22
                              officer and principal financial officer

3.           32.1             Certification of Periodic Financial Report    23
                              pursuant to 18 U.S.C. section 1350