Form 10QSB
period 2006-08-31
TRANSBOTICS CORP
filed 2006-10-06
CIK 859621

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the quarterly period ended          August 31, 2006
--------------------------------------------------------------------------------

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
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes    No
                                                 ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     As of October 6, 2006, there were 4,854,951 shares of common stock outstanding.

     Transitional Small Business Disclosure Format (Check one):

     Yes    No X
        ---   ---

                                    I N D E X

                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                Condensed Balance Sheets
                    August 31, 2006 (Unaudited) and November 30, 2005        3-4

                Condensed Statements of Operations (Unaudited)
                    Nine months ended August 31, 2006 and August 31, 2005      5

                Condensed Statements of Cash Flows (Unaudited)
                    Nine months ended August 31, 2006 and August 31, 2005      6

                Notes to Condensed Financial Statements                     7-10

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                          11-17

Item 3. Controls and Procedures                                               18

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                     19

Item 2. Changes in Securities                                                 19

Item 3. Defaults Upon Senior Securities                                       19

Item 4. Submission of Matters to a Vote of Security Holders                   19

Item 5. Other Information                                                     19

Item 6. Exhibits and Reports on Form 8-K                                      19

                (a) Exhibits -- Press Releases and other Exhibits

                (b) Reports on Form 8-K

SIGNATURES                                                                    20

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                             TRANSBOTICS CORPORATION

                            CONDENSED BALANCE SHEETS

                                                                          August 31,       November 30,
                                                                            2006             2005
                                                                         (Unaudited)
--------------------------------------------------------------------------------------------------------
     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                               $  137,869       $  177,026
  Accounts receivable, net                                                 1,887,107        1,946,326
  Inventories                                                                390,083          482,772
  Costs and estimated earnings in excess of
   billings on uncompleted contracts                                         275,121          223,442
  Prepaid expenses and other current assets                                   29,864           22,940
--------------------------------------------------------------------------------------------------------
        Total current assets                                               2,720,044        2,852,506
--------------------------------------------------------------------------------------------------------
NONCURRENT DEPOSITS                                                           31,854           31,854
--------------------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT
  Furniture, fixtures and office equipment, including assets
   acquired under capital leases; 2006 $13,270, 2005 $13,270                 274,804          254,001
  Machinery and equipment                                                    101,047           90,031
--------------------------------------------------------------------------------------------------------
                                                                             375,851          344,032
  Less accumulated depreciation including amounts applicable
   to assets acquired under capital leases; 2006 $4,423, 2005 $2,432         239,775          210,463
--------------------------------------------------------------------------------------------------------
                                                                             136,076          133,569
--------------------------------------------------------------------------------------------------------
                                                                          $2,887,974       $3,017,929
========================================================================================================

See Notes to Condensed Financial Statements

                                                            August 31,     November 30,
                                                              2006             2005
                                                            (Unaudited)
-----------------------------------------------------------------------------------------
     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Note payable, Bank (Note D)                              $  500,000      $  395,000
  Current maturities of long-term debt                          2,475           2,249
  Accounts payable                                            537,027       1,029,870
  Accrued expenses and customer deposits                      214,495         237,162
  Billings in excess of costs and estimated
   earnings on uncompleted contracts                          566,537         404,376
-----------------------------------------------------------------------------------------
        Total current liabilities                           1,820,534       2,068,657
-----------------------------------------------------------------------------------------
LONG-TERM DEBT (Note D)                                       307,469         309,355
-----------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, par value $.01 per share;
   1,000,000 shares authorized; no shares issued                    -               -
  Common stock, par value $.01 per share;
   11,000,000 shares authorized
   4,854,951 and 4,827,451 shares
   issued and oustanding at 2006 and 2005, respectively        48,549          48,274
  Additional paid-in capital                                4,590,111       4,571,961
  Accumulated deficit                                      (3,878,689)     (3,980,318)
-----------------------------------------------------------------------------------------
                                                              759,971         639,917
-----------------------------------------------------------------------------------------
                                                           $2,887,974      $3,017,929
=========================================================================================

                             TRANSBOTICS CORPORATION


                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                            Three Months Ended             Nine Months Ended
                                                        August 31,      August 31,    August 31,        August 31,
                                                           2006            2005          2006              2005
------------------------------------------------------------------------------------------------------------------
Net revenues                                             $1,996,800    $2,310,814      $6,353,906      $6,213,398
Cost of goods sold                                        1,269,711     1,729,782       4,445,089       4,512,936
------------------------------------------------------------------------------------------------------------------
  Gross profit                                              727,089       581,032       1,908,817       1,700,462
------------------------------------------------------------------------------------------------------------------
Operating expenses:
  Selling                                                   140,635       102,351         452,997         399,416
  General and administrative                                380,300       299,169       1,090,203         891,029
  Research and development                                  101,009        63,216         226,163         164,430
------------------------------------------------------------------------------------------------------------------
                                                            621,944       464,736       1,769,363       1,454,875
------------------------------------------------------------------------------------------------------------------
        Operating income                                    105,145       116,296         139,454         245,587
------------------------------------------------------------------------------------------------------------------
Net interest expense:                                       (17,060)       (9,845)        (37,825)        (24,864)
------------------------------------------------------------------------------------------------------------------
Income before income taxes                                   88,085       106,451         101,629         220,723

Federal and state income taxes (Note B)                           -             -               -               -
------------------------------------------------------------------------------------------------------------------
        Net income                                       $   88,085    $  106,451      $  101,629      $  220,723
==================================================================================================================
Weighted average number of common
 shares outstanding -
        Basic                                             4,854,951     4,827,451       4,840,446       4,826,389
                                                         ---------------------------------------------------------
        Diluted                                           5,129,983     5,211,002       5,183,342       5,246,795
------------------------------------------------------------------------------------------------------------------
Income  per common share - basic (Note C)                $     0.02    $     0.02      $     0.02      $     0.05
Income  per common share - diluted  (Note C)                   0.02          0.02            0.02            0.04
==================================================================================================================
Dividends per common share                               $        -    $        -      $        -      $        -
==================================================================================================================

See Notes to the Condensed Financial Statements

                             TRANSBOTICS CORPORATION


                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                                     Nine Months Ended
                                                                                 August 31,     August 31,
                                                                                    2006           2005
------------------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING  ACTIVITIES                                           $ (85,393)     $ (72,257)
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                               (57,104)       (73,391)
------------------------------------------------------------------------------------------------------------
        NET CASH USED IN
          INVESTING ACTIVITIES                                                     (57,104)       (73,391)
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings (repayments) on revolving bank credit agreement                   105,000        (25,000)
  Net proceeds from the exercise of stock options, and common stock issued               -            585
  Principal payments on long-term borrowings                                        (1,660)        (1,148)
------------------------------------------------------------------------------------------------------------
        NET CASH (USED IN) PROVIDED BY
          FINANCING ACTIVITIES                                                     103,340        (25,563)
------------------------------------------------------------------------------------------------------------
  Decrease in cash and cash equivalents                                            (39,157)      (171,211)

  Cash and cash equivalents:

    Beginning                                                                      177,026        236,968
------------------------------------------------------------------------------------------------------------
    Ending                                                                        $137,869      $  65,757
============================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash payments  for interest                                                  $  35,534      $  24,010
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
    Equipment additions financed through capital lease obligations               $       -      $  13,270
    Expense paid by issuance of common stock                                     $  18,425      $       -
============================================================================================================

See Notes to the Condensed  Financial Statements

                             TRANSBOTICS CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



Note A.


The unaudited condensed financial statements and related notes have been prepared by Transbotics Corporation (the "Company"), without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at August 31, 2006, and for all periods presented, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended November 30, 2005. The results of operations for the nine months ended August 31, 2006 are not necessarily indicative of the operating results for the full year.



Note B. Income Taxes


The Company did not recognize any income tax expense during the nine months ended August 31, 2005 and 2006 for its earnings as the Company had net operating loss carryforwards. Deferred tax assets have not been recognized as management believes its more likely than not that operating loss carryforwards will not be utilized in the future.







- Unaudited -

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note C. Earnings per common share


Basic per share amounts are computed, generally, by dividing net income by the weighted-average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is antidilutive. At August 31, 2006 and August 31, 2005 the Company had options outstanding to purchase a total of 211,500 and 214,500 shares of common stock, respectively, at weighted-average exercise prices of varying amounts.


The following table sets forth the comparison of basic and diluted earnings per share:

                                               Three Months Ended          Nine Months Ended
                                             August 31,  August 31,    August 31,     August 31,
                                                2006        2005          2006           2005
                                             ----------------------------------------------------
BASIC INCOME  PER SHARE:
  Net income                                  $   88,085   $  106,451   $   101,629    $  220,723
  Weighted average shares                      4,854,951    4,827,451     4,840,446     4,826,389
                                             ----------------------------------------------------
  Basic earnings  per share                   $     0.02   $     0.02   $      0.02    $     0.05
                                             ====================================================
DILUTED INCOME  PER SHARE:
  Net income                                  $   88,085   $  106,451   $   101,629    $  220,723
  Plus impact of assumed conversions:
    Interest on 6% convertible notes, net of
     related tax effect                            4,500        4,500        13,500        13,500
                                             ----------------------------------------------------
                                              $   92,585   $  110,951   $   115,129    $  234,223
                                             ====================================================
Weighted average shares                        4,854,951    4,827,451     4,840,446     4,826,389
  Plus effect of dilutive potential shares:
     Stock options                                94,652      114,834       106,204       121,157
     Convertible notes                           180,380      268,717       236,692       299,249
                                             ----------------------------------------------------
                                               5,129,983    5,211,002     5,183,342     5,246,795
                                             ----------------------------------------------------
Diluted earnings per share                    $     0.02   $     0.02   $      0.02    $     0.04
                                             ====================================================





- Unaudited -

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note D. Note Payable and Long-Term Debt

Current debt consists of the following:                                                 2006            2005
----------------------------------------------------------------------------------------------------------------
Note payable agreement (Company's Line of Credit) with a financial institution that allows the Company to borrow up to $750,000 and bears interest at the lender's prime rate per annum. The line of credit is secured by the Company's assets and expires March 23, 2007. Under the terms of the agreement, the obligation includes a "payable on demand" feature. The loan agreement obligation
is evidenced by a demand note. (1)(2)                                                 $500,000          $395,000
----------------------------------------------------------------------------------------------------------------
Long-term debt consists of the following :
----------------------------------------------------------------------------------------------------------------
In September 2003, the Company issued $300,000 principal amount of 6%
convertible subordinated notes due September 2013. Interest on the 6%
convertible notes is payable quarterly on each February 28, May 31, August 31 and November 30 during the term of the notes. The 6% convertible notes were issued at 100% principal value, and are convertible into 750,000 shares of common stock at the option of the holder at any time while the note is outstanding at a price of $0.40 per share. The 6% convertible notes may be redeemed by the Company, in whole or in part, anytime after September 30, 2006 at 100% of the principal amount. As of the filing date, no redemption has been
initiated by the Company.                                                             $300,000          $300,000

Obligations under capital leases                                                         9,944            11,604
----------------------------------------------------------------------------------------------------------------
                                                                                       309,944           311,604
Less current maturities:
----------------------------------------------------------------------------------------------------------------
         Notes                                                                               -                 -
----------------------------------------------------------------------------------------------------------------
         Obligations under capital leases                                                2,475             2,249
----------------------------------------------------------------------------------------------------------------
                                                                                      $307,469          $309,355
================================================================================================================
(1)  The prime rate at August 31, 2006 was 8.25%.
(2)  The note payable is secured by a first  priority  security  interest in the
     Company's accounts receivable, inventory, software and intangibles.

Note E. Related Party Transactions

In 2003, Mr. Curt Kennington, the managing member of Kennington Family Limited LLC, the Company's landlord, became a related party when he invested in the Company by acquiring shares and convertible debt (see note D). The Company's rent paid for the nine months ending August 31, 2006 and 2005 amounted to $121,387 and $118,029, respectively. Mr. Kennington received interest payments from the Company of $3,375 and $3,375 on the convertible debt for the nine months ending August 31, 2006 and 2005, respectively.

In 2003, Mr. John Robison became a Director and related party when he invested in the Company by acquiring shares and convertible debt (see note D). Mr. Robison received interest payments from the Company of $6,750 and $6,750 on the convertible debt for the nine months ending August 31, 2006 and 2005, respectively.

In 2003, Mr. Anthony Packer, became a related party when he invested in the Company by acquiring shares and convertible debt (see note D). Mr. Packer received interest payments from the Company of $3,375 and $3,375 on the convertible debt for the nine months ending August 31, 2006 and 2005, respectively.








- Unaudited -

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     The following discussion and analysis should be read in conjunction with the financial statements (including the notes thereto) presented elsewhere herein.

OVERVIEW

     The  Company  derives  virtually  all of its  revenues  from  the  sale  of hardware, technology and engineering services in connection with projects incorporating its licensed Automated Guided Vehicle (AGV) control technology. In the current and prior years, the Company's net revenues from AGV systems, vehicles and technology were derived primarily from sales to customers serving a limited number of industries including automotive, food/beverage, paper, textiles and newspaper publishing. The Company's results of operations can be expected to continue to depend substantially upon the capital expenditure levels in those industries and in other industries that the Company may enter.

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

RESULTS OF OPERATIONS

     The table below shows (a) the relationship of income and expense items relative to net revenues, and (b) the change between the comparable prior period and current period, for the three-month and nine-month periods ended August 31, 2006 and 2005, respectively. This table should be read in the context of the Company's condensed statements of income presented elsewhere herein:

                                                                                          Percentage of Change
                                                                                       Period to Period Increase
                                            Percentage of Net Revenues                        (Decrease)
------------------------------------------------------------------------------------------------------------------
                                                                                         Three          Nine
                                      Three Months                Nine Months            Months        Months
                                         Ended                       Ended               Ended          Ended
                                August 31,    August 31,    August 31,    August 31,   August 31,     August 31,
                                   2006          2005          2006          2005      2005 to 2006  2005 to 2006
                                    %             %             %             %             %             %
------------------------------------------------------------------------------------------------------------------
Net Revenues                        100.0         100.0         100.0         100.0       (13.6)          2.3

Cost of Goods Sold                   63.6          74.9          70.0          72.6       (26.6)         (1.5)
------------------------------------------------------------------------------------------------------------------
Gross Profit                         36.4          25.1          30.0          27.4        25.1          12.3
------------------------------------------------------------------------------------------------------------------
Operating expenses:
Selling                               7.0           4.4           7.1           6.4        37.4          13.4
General and administrative           19.0          13.0          17.2          14.3        27.1          22.4
Research and development              5.1           2.7           3.6           2.7        59.8          37.5
------------------------------------------------------------------------------------------------------------------
                                     31.1          20.1          27.9          23.4        33.8          21.6
------------------------------------------------------------------------------------------------------------------
Operating income                      5.3           5.0           2.1           4.0        (9.6)        (43.2)

Net interest expense:                (0.9)         (0.4)         (0.6)         (0.4)       73.3          52.1
------------------------------------------------------------------------------------------------------------------
Income before income taxes            4.4           4.6           1.5           3.6       (17.3)        (54.0)

Federal and state  income tax
(benefit)                               -             -             -             -           -             -
------------------------------------------------------------------------------------------------------------------
Net income                            4.4           4.6           1.5           3.6       (17.3)        (54.0)
==================================================================================================================

Quarter Ended August 31, 2006 compared to the Quarter Ended August 31, 2005

Net revenues decreased from $2,310,814 in the earlier period to $1,996,800 in the latter period. The decrease was primarily due to fewer vehicles being completed in the current period versus the quarter ended August 31, 2005.

Cost of goods sold decreased from $1,729,782 to $1,269,711 or 26.6%. As a percentage of net revenues, cost of goods sold decreased to 63.6% compared to 74.9% in 2005. Gross profit increased by $146,057 or 25.1% from $581,032 to $727,089, while gross profit as a percentage of net revenues increased to 36.4% from 25.1%. The increase in gross profit was primarily due to increased engineering efficiencies as well as additional engineering billable hours from the Company's backlog recognized in the current period.

Selling expenses increased from $102,351 to $140,635 or 37.4%, primarily due to additional sales personnel and activity in the current quarter of the current year compared to the prior year's quarter. General and administrative expenses increased from $299,169 to $380,300 compared to the prior year. This increase was primarily due to increases in personnel and recruiting related expenses as the Company continues to expand. As a percentage of net revenues, general and administrative expenses increased from 13.0% to 19.0% due to increased expenses for personnel. The Company incurred $101,009 of research and development expense in 2006 compared to $63,216 in 2005 as it is expanding its product offerings.

Primarily as a result of the foregoing, operating income decreased by $11,151 from $116,296 in the earlier period to $105,145 in the latter period.

Net interest expense increased from $9,845 to $17,060 in the current year primarily due to interest on increased borrowings and increases in the borrowing rate from the line of credit to the bank.

The Company did not recognize any income tax expense in 2006 and 2005 for its earnings as the Company had net operating loss carryforwards. Deferred tax assets have not been recognized since utilization of operating loss carryforwards in the future are not assured to be realized.

Primarily due to lower revenues and higher expenses in 2006 as described above, the Company's net income decreased to $88,085 in the three months ended 2006 compared to a net income of $106,451 in same period of 2005.

Backlog. Backlog consists of all amounts contracted to be paid by customers but not yet recognized as net revenues by the Company. At August 31, 2006, the Company had a backlog of approximately $3,540,000 compared to approximately $3,010,000 one year earlier.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

================================================================================

Nine Months Ended August 31, 2006 compared to Nine Months Ended August 31, 2005

Net revenues increased by $140,508 or 2.3%, from $6,213,398 in the earlier period to $6,353,906 in the latter period. The increase is primarily due to the project work and AGV vehicle revenues compared to the prior year.

Cost of goods sold decreased from $4,512,936 to $4,445,089, or 1.5%, due primarily to increased focus on becoming more efficient on engineering compared to the prior year. As a percentage of net revenues, cost of goods sold decreased from 72.6% to 70.0%. Gross profit increased by $208,355 or 12.3%, from $1,700,462 to $1,908,817 while gross profit as a percentage of net revenues increased from 27.4% to 30.0%. The increase in gross profit was primarily due to increased engineering efficiencies as well as additional engineering billable hours from the Company's backlog recognized in the current periods.

Selling expenses increased from $399,416 to $452,997 in 2006 primarily due to increases in personnel, show and promotion related costs compared to the prior year. General and administrative expenses increased from $891,029 to $1,090,203, or 22.4% compared to the prior year. The increase was primarily due to increases in personnel related cost, director fees and professional fees. The Company continued to invest in the development of new material handling products to expand its product line in the current year. This expense totaled $226,163 in the current year compared to $164,430 in the prior year.

Primarily as a result of the foregoing, the operating income for the period was $139,454 compared to $245,587 the prior year.

Net interest expense increased from $24,864 to $37,825 in the current year primarily due to interest on increased borrowings and increases in the prime rate from the line of credit to the bank.

The Company did not recognize any income tax expense in 2006 and 2005 for its earnings as the Company had net operating loss carryforwards. Deferred tax assets have not been recognized since utilization of operating loss carryforwards in the future are not assured to be realized.

Primarily due to higher expenses as described above, the Company had net income of $101,629 in the nine months ended 2006 compared to a net income of $220,723 for the same period in 2005.

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

During the period ended August 31, 2006 net cash used in operating activities was $85,393. The Company's accounts receivable and inventory balances decreased as receivables from previous quarters were collected. These funds, as well as additional funds from the line of credit, were used to pay amounts owed to vendors.

The Company renewed its $400,000 bank line of credit (as further described in Note D) and the bank increased availability on the line to $750,000 in March 2006. The credit line is evidenced by a demand note which is reviewed annually unless called prior to the anniversary date.

The Company believes that its working capital of $899,510 at August 31, 2006 is adequate for its current operations.

The Company will, from time to time, reexamine the possibility or feasibility of going private to reduce its operating expenses. The Company's current expenses relating to being publicly held are approximately $250,000 annually and are presently expected to increase significantly if full implementation of the Sarbanes-Oxley section 404 becomes effective for small public companies. Such expenses are significant in relation to the Company's revenues.


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

Stock options:

     In December 2004, the Financial Accounting Standards Board issued Statement 123 (revised 2004), Share-Based Payment (Statement 123(R)). Statement 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost will be measured based on the fair value of the instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. The Company adopted Statement 123(R) on March 1, 2006, requiring compensation cost to be recognized as expense for outstanding unvested awards, based on the grant-date fair value of those awards. The Company does not expect the adoption of Statement 123(R) to have a material impact on its financial position as all options granted through August 31, 2006 are fully vested, and the Company's future compensation arrangements, at this time, do not include the use of share-based payments.

At August 31, 2006 and August 31, 2005, options were outstanding to purchase a total of 211,500 and 214,500 shares of common stock of the Company, respectively, at weighted-average exercise prices of varying amounts. At August 31, 2006, 211,500 outstanding options were vested and exercisable while 214,500 options at August 31, 2005 were vested and exercisable.

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


     As of August 31, 2006, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, the Company's CEO and Chief Accounting Officer concluded that the Company's disclosure controls and procedures were effective as of August 31, 2006.


     There have been no changes in internal control over financial reporting that occurred during the nine months ended August 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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


        (b) Reports on Form 8-K

          1. August 11, 2006 Form 8-K announcement of hiring Todd Plyler as Chief Accounting Officer.

                                   SIGNATURES





In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                 TRANSBOTICS CORPORATION
                                      (Registrant)







                                 BY:  /s/ Claude Imbleau
                                     -------------------------------------------
                                     Claude Imbleau
                                      President, CEO, CFO
                                      Director ( Principal Executive Officer and
                                      Principal Financial Officer)

                                 BY:  /s/ Todd Plyler
                                     -------------------------------------------
                                     Todd Plyler
                                      Principal Accounting Officer





Date: October 6, 2006
      ---------------

                                  EXHIBIT INDEX



The following documents are included in this Form 10-QSB as an Exhibit:


              Designation
              Number Under
Exhibit       Item 601 of                                                  Page
Number        Regulation S-K     Exhibit Description                      Number
--------------------------------------------------------------------------------

(A) Exhibits:
-------------

1.            10.1               Press release announcing the hiring of      -
                                 Todd Plyler as the new Chief Accounting
                                 Officer (incorporated by reference to
                                 Company's 8-K filing of August 11, 2006)

2.            10.1               Press release announcing Upgrade Order     22
                                 for LGV System in the Food and Beverage
                                 Industry reported on August 1, 2006.

3.            31.1               Certification of each principal executive
                                 officer and principal financial officer    23


4.            32.1               Certification of Periodic Financial        24
                                 Report pursuant to 18 U.S.C. section 1350