Form 10KSB
period 2006-11-30
TRANSBOTICS CORP
filed 2007-02-27
CIK 859621

-------------------------------------------------------------------------------
                          U.S. SECURITIES AND EXCHANGE
                         COMMISSION Washington, DC 20549

                                   FORM 10-KSB
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         [Fee Required]

                 For the fiscal year ended November 30, 2006 or

[ ]      Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934
         [No Fee Required]
For the transition period from                to
                               ---------------   ---------------

                         Commission file number 0-18253

                             TRANSBOTICS CORPORATION
                 (Name of small business issuer in its charter)



                  Delaware                                 56-1460497
      ----------------------------------           -----------------------------
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                  Identification No.)



3400 Latrobe Drive, Charlotte, North Carolina                    28211
-------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)



                    Issuer's telephone number (704) 362-1115



      Securities registered pursuant to Section 12(b) of the Exchange Act:

                                                      Name of each exchange on
             Title of each class                            which registered
             -------------------                            ----------------
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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act) Yes__ No __X__

         State issuer's revenues for its most recent fiscal year: $8,468,892

         The aggregate market value of the voting stock held by non-affiliates of the Registrant was $1,477,342 based upon the closing sales price of Common Stock on OTC Bulletin Board on January 19, 2007 of $0.51 per share.

         As of January 13, 2007, 4,854,951 shares of Registrant's Common Stock, par value $.01 per share, were outstanding.

         Portions of the Registrant's Annual Report to the security holders for the fiscal year ended November 30, 2006 furnished to the Commission pursuant to Rule 14a-3(b) under the Securities Exchange Act of 1934 are incorporated by reference in Part II, Items 6 and 7. In addition, portions of the Registrant's definitive proxy statement for the 2006 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 are incorporated by reference in Part III, Items 9, 10, 11 and 12.

         Transitional Small Business Disclosure Format (check one): Yes__ No_X_

-------------------------------------------------------------------------------

                                     PART I

Item 1.  Description of Business

General

       The business model of Transbotics Corporation (the "Company") is to design and sell integrated material handling transportation products and solutions to customers primarily in the manufacturing sector. Its specialty is to integrate "Tailor-Made" Automatic Guided Vehicles ("AGVs") with other types of automation equipment, particularly loading, unloading and packaging technologies, to provide a unique, integrated, automation solution. It sells these systems directly to end-users and also as a subcontractor to suppliers of larger automation solutions. The Company's AGV system products and services have been used in a variety of industries, including automotive, publishing, paper, consumer products and electronics. AGVs are driverless, computer-controlled vehicles that are programmed to transport materials through designated pickup and delivery routines within a particular facility (usually a manufacturing or distribution facility) and to transmit information concerning system status, inventory tracking and system controls to a system controller. For further information regarding AGVs, see "AUTOMATED GUIDED VEHICLE SYSTEMS" below.

     The Company also separately sells vehicle controls hardware, software, engineering services and other components to existing owners of AGV systems. A lesser part of its business is to sell such hardware and services to suppliers of non-competing AGV systems. These control products are designed to be of such general applicability as to be incorporated into many kinds of material handling vehicles. Consequently, they are used not only in custom-designed AGV vehicles and systems, but also to automate conventional material handling equipment such as forklifts and pallet jacks. In 2006 and 2005 sales of AGV related systems products and services accounted for almost all of the Company's net revenues.

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

       The Company is an authorized distributor of industrial robots manufactured by KUKA Roboter GmbH ("KUKA"). The KUKA product offerings for palletizing are typically integrated in a full material handling system that the Company would offer its customers.

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

       The Company's principal office is located at 3400 Latrobe Drive, Charlotte, North Carolina, 28211, and its telephone number is (704) 362-1115.

Strategy

The Company's current business strategy is to grow Transbotics as the leading provider of "Tailor-Made" integrated material handling transportation products and solutions. Its specialty is to integrate AGV systems with other types of automation equipment. The Company intends to pursue applications that require the integration of AGVs with industrial robots, vision systems, end effectors, conveyors, palletizers and other automated loading, unloading and packaging technologies. The geographical focus of the Company's core business is North America.

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

    AGVs can be guided between pick-up and delivery points by several methods. The traditional method is an inductive loop, called a wire guidepath, which is embedded in the floor of the facility when the AGV system is installed. The vehicles in an AGV system are equipped with a sensor and guidance equipment that cause them to follow the guidepath. Because the installation of a wire guidepath requires cutting a channel in the floor of the facility, the wire guidepath method makes rerouting of AGVs less flexible. Moreover, this method of installation of the system makes it inappropriate for clean room environments and certain other applications.

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

License Agreement

    The Company's AGV system products and services primarily incorporate technology licensed by, and products purchased from Danaher, formerly Netzler & Dahlgren, as well as technology that it has acquired or developed itself. Prior to November 30, 2000, the Company operated under a MLA dated December 1, 1987, as restated November 30, 1995, in which the Company received from Danaher AGV technology, hardware, software, know-how and consulting services. The MLA provided the Company the sole rights to commercially and technically utilize, apply and sub-license Danaher's AGV system control technology and to sell its AGV system products in North America to Original Equipment Manufacturers ("OEMs") who manufacture vehicles in North America. The MLA, however, provided that other Danaher licensees that manufactured vehicles outside of North America could sell complete AGVs equipped with Danaher controls to customers in North America. Danaher itself does not sell standard or custom vehicle frames for AGVs.

   On November 30, 2000, the Company completed a renegotiation of its license agreement with Danaher. The new agreement (the "2000 License Agreement") expanded the scope and territory of the Company's rights to permit the Company to sell turnkey AGV systems to end users on a worldwide basis, and continues its rights to sub-license the technology to OEMs in North America but on a non-exclusive basis. The 2000 License Agreement continues to allow the Company to distribute the Danaher laser technology as described above in North America. The agreement's term extends to December 1, 2010 and is subject to automatic two year extensions unless and until either party, in compliance with certain procedures, notifies the other of its intention to terminate the agreement. It provides for payment of a 10% royalty on sub-license fees received by the Company with respect to AGV system technology. It also provides that the Company has the right to purchase Danaher products at prices determined annually. Royalties are due 30 days following receipt of payment by the Company. During the fiscal year ended November 30, 2006, the Company incurred no royalties to Danaher with respect to technology sub-licenses and purchased an aggregate of $867,641 of hardware, software and engineering consulting services from Danaher.

Customers

     A substantial portion of the Company's business in any given year is derived from a limited number of customers, although the identity of those customers varies somewhat from year to year. For the fiscal year ended November 30, 2006, orders from the three largest customers accounted for 31.1%, 13.9% and 8.0% of the Company's net revenues. For fiscal 2005, orders from the three largest customers accounted for 16.1%, 13.4% and 12.3% of the Company's net revenues. For fiscal 2004, orders from the three largest customers accounted for 22.9%, 17.1% and 8.9% of the Company's net revenues.

     End users of the Company's products and services are reached both by (1) the Company's direct sales and (2) sales to system suppliers and OEMs.

    The Company sold turnkey systems to nine end users and supplied products to five system suppliers and OEM customers in 2006 that acquired the Company's products under various types of agreements.

    The Company sold AGV system products and services directly to end users in 2006 to incorporate such components and equipment into AGV systems suitable for their particular needs. AGV system products and services sold directly to end users accounted for approximately 90%, 72% and 90% of the Company's net revenues in the fiscal years ended November 30, 2006, 2005 and 2004, respectively. For the fiscal year ended November 30, 2006, such end user customers accounted for approximately $7,600,000 in net revenues.

    AGV system products and services sold to system suppliers and OEMs as a group accounted for approximately 10%, 28% and 10% of the Company's net revenues in the fiscal years ended November 30, 2006, 2005 and 2004, respectively. For the fiscal year ended November 30, 2006, such customers accounted for approximately $850,000 in net revenues.


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

   The Company's Vice President of Marketing leads its marketing program with assistance from the President and the Executive Vice President. The Company attends the major trade shows held by the materials handling industry and advertises in various industry publications.

   Major purchase orders typically are awarded through a competitive request for proposal and bid process. It takes, on average, three months to one year from issuance of the request for proposal to award of the purchase order. The design, manufacture and installation of AGV systems utilizing the Company's products and services typically require an additional four to twelve months.

Backlog

    Backlog consists of all amounts contracted to be paid by customers but not yet recognized as net revenues by the Company. At November 30, 2006, the Company had a backlog of approximately $2,900,000 compared to $2,400,000 total backlog one year earlier. Substantial fluctuations in backlog are considered normal due to the size and volume of AGV system contracts.

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

     The Company incurred $312,172 for research and development in fiscal 2006, compared to $281,369 and $299,177 in fiscal 2005 and 2004, respectively.


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

    The Company faces most of its competition from AGV suppliers that offer turnkey AGV systems based on their own proprietary AGVs technology. Presently there are approximately 10 companies offering AGV solutions in North America.

     The terms of the 2000 License Agreement with Danaher do not prohibit Danaher's other licensees from entering the North American market or Danaher from signing up new licensees in North America to compete with the Company and its sub-licensees or to supply completed AGVs to the Company's sub-licensees. Management believes that such new competition could be a threat to the Company's current and potential revenues.
..
Employees

    The Company presently employs 44 persons on a full-time basis. None of the Company's employees is a party to a collective bargaining agreement. The Company considers its employee relations to be good.

Item 2.  Properties

    The Company leases two properties under long-term operating leases. The Company's Detroit, Michigan office leases approximately 6,000 square feet with a monthly lease payment of $3,100; the Detroit lease expires February 28, 2008; management anticipates renewing the lease at market rates. The lease for the headquarters and warehouse in Charlotte, NC is for approximately 16,000 square feet and is currently rented on a month-to-month basis at a rate of $13,487. The Company is currently in negotiations to purchase the building with the current owner. Rental expense was $208,666, $189,554, and $185,861 for the years ended November 30, 2006, 2005, and 2004, respectively.

Item 3.  Legal Proceedings

               None.

Item 4.  Submission of Matters to a Vote of Security Holders

               None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

    The Company's Common Stock previously traded on the National Association of Securities Dealers, Inc. ("NASDAQ") National Market under the symbol "AGVS". The Company's common stock began trading on the OTC Bulletin Board in November, 1995 under the symbol "TNSB". As of November 30, 2006, 4,854,951 of the Company's 11,000,000 authorized shares of Common Stock were issued and outstanding.

    Trading in the Company's securities commenced on March 28, 1990. The table below indicates quarterly high and low bid and asked information for the years ended November 30, 2006 and 2005, respectively, as provided to the Company by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without dealer mark-up, mark-down, or commission, and may not represent actual transactions.

    The  approximate  number of holders of record of common stock of the Company
as  of  January  13,  2007  was  179.  The  Company   believes  that  there  are
approximately 596 beneficial owners of the Company's Common Stock.


                                                                   Market Price per Share
                                       -------------------------------------------------------------------------------
                                                        2006                                    2005
                                       -------------------------------------------------------------------------------
                                              High                 Low                High                Low
Quarter Ended                            Bid        Ask       Bid      Ask       Bid       Ask       Bid       Ask
----------------------------------------------------------------------------------------------------------------------

February 28                              .82        1.05      .48      .55       1.01      1.10      0.31      0.50
May 31                                   .65        .70       .51      .58       1.08      1.10      0.35      0.55
August 31                                .58        .70       .51      .55       0.80      1.01      0.25      0.58
November 30                              .52        .70       .42      .48       0.66      0.85      0.40      0.51
======================================================================================================================


      The Company has never paid cash dividends and has no present intention to declare or pay cash dividends. The Company continues to explore its options to raising additional capital, entering into a possible business combination or taking the Company private.

                      EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information about our equity compensation plans as of November 30, 2006. All outstanding awards relate to our Common Stock. For additional information about our equity compensation plans, see note 12 to our financial statements in Item 7.


                                                                                          Number of securities
                                                                                          remaining available for
                                Number of securities to be                                future issuance under
                                  issued upon exercise of     Weighted-average exercise   equity compensation plans
                                   outstanding options,         price of outstanding      (excluding securities
Plan category                       warrants and rights         options, warrants and     issuable under outstanding
                                                                       rights             options, warrants and rights)
-----------------------------------------------------------------------------------------------------------------------
Equity compensation plans
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


      As of November 30, 2006, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, the Company's CEO and Chief Accounting Officer concluded that the Company's disclosure controls and procedures were effective as of November 30, 2006.


      There have been no changes in internal control over financial reporting that occurred during the twelve months ended November 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 10.  Executive Compensation

    The  information   under  the  captions   "Compensation  of  Directors"  and
"Executive Compensation" in the Registrant's definitive Proxy Statement for its 2007 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

    The  information  set  forth  under  the  caption  "Security   Ownership  of
Management and Others" in the Registrant's definitive Proxy Statement for its 2007 Annual Meeting of Stockholders is incorporated herein by reference.

    Information concerning securities authorized under equity compensation plans of the Company is included under Item 5 of this report and is incorporated under this Item 11 by reference.

Item 12.  Certain Relationships and Related Transactions

    The information set forth under the caption  "Certain  Transactions"  in the
Registrant's   definitive  Proxy  Statement  for  its  2007  Annual  Meeting  of
Stockholders is incorporated herein by reference.

                                     PART IV

Item 13.         Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit
No.                Description
---------------    -----------

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

Item 13.         Exhibits and Reports on Form 8-K

Exhibit
No.                Description
---------------    -----------
10.4      (a)*      Promissory Note and other related agreements between Transbotics and Wachovia Bank dated  March 23, 2005(incorporated by reference to Exhibit 10.2 to the Company's Form
                    10-QSB for the period ending February 28, 2005)
10.5       *        Subscription agreement for 600,000 shares and $150,000 convertible note between
                    Transbotics and Robison-Oates Investment Fund, LLC. ( incorporated by reference to
                    Exhibit 10.2 the Company's  September 26, 2003  Form 8-K)
10.6       *        Subscription agreement for 300,000 shares and $75,000 convertible note between
                    Transbotics and Curt Kennington  ( incorporated by reference to Exhibit 10.3 the
                    Company's  September 26, 2003 Form 8-K )
10.7       *        Subscription agreement for 300,000 shares and $75,000 convertible note between
                    Transbotics and Anthony Packer (incorporated by reference to Exhibit 10.4 the
                    Company's  September 26, 2003 Form 8-K)
10.8       *        Investor Rights Agreement between the Corporation and Shareholders (incorporated by reference to Exhibit 10.5 the Company's  September 26, 2003 Form 8-K)
10.9       *        Form D Notice of sale of securities pursuant to regulation D dated October 7,
                    2003(incorporated by reference  to Exhibit 10.9 to the Company's Form 10-QSB for the
                    period ending August 31, 2003)
10.10      *        Press release on major order in the Lighting Industry (incorporated by reference to
                    Exhibit 99.1 to the Company's  December 20, 2005 Form  8-K)
10.11      *        License Agreement dated December 31, 2003 between the Company and Frog Navigation
                    Systems B.V. (incorporated by reference to Exhibit 10.19 to the Company's Form 10-KSB for the period ending November 30, 2003)

10.12      *        Press release announcing robot distribution agreement with KUKA Robotics dated January
                    16, 2006
10.13      *        Press release announcing new order in Transportation  industry (incorporated by reference to the
                    Company's Form 8-K) dated May 9, 2006.
13.                 Company's 2006 Annual Report
14         *        Transbotics Code of Business Conduct & Ethics order (incorporated by reference to
                    Exhibit 14 to the Company's November 30, 2003 Form  10-KSB)
23.3                Consent of Grant Thornton  LLP to the incorporation by reference of its Report of
                    Independent Registered Public Accounting Firm in this Form 10-KSB
31.1                Certification of by Claude Imbleau , The Company's President,  CEO, principal financial officer and Robert T. Plyler the principal accounting officer
32.1                Certification of Periodic Financial Report pursuant to 18 U.S.C. section 1350
99.1*               United States Letters Patent for Optical Navigation System for an Automatic Guided
                    Vehicle and Method (Patent No. 4,626,132; Date of Patent 08/15/89) (incorporated by reference to Exhibit 28.1 to the Form S-18)
99.2*               United States Letters Patent for Method and Apparatus for Providing Destination and
                    Vehicle Function Information to an Automatic Guided Vehicle (Patent No. 4,780,817;
                    Date of Patent 10/25/88) (incorporated by reference to Exhibit 28.2 to the Form S-18)
99.3*               United States Patent and Trademark  Office Notice  of Recordation of Assignment  Document for United
                    States  Letters   Patent  for  Automatic   Guided  Vehicle   Traffic   Control   System  and  Method
                    (Document   Date   02/19/88)   (incorporated   by  reference to Exhibit 28.3 to the Form S-18)

Item 13.         Exhibits and Reports on Form 8-K

Exhibit
No.                Description
---------------    -----------


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

(b) Reports on Form 8-K

1) Press release on major order totaling approximately $1,100,000 in the Lighting Industry (incorporated by reference to Exhibit 99.1 to the Company's December 20, 2005 Form 8-K)
2) Press release on major order totaling approximately $1,100,000 in the Transportation Industry (incorporated by reference to Exhibit 99.1 to the Company's May 5, 2006 Form 8-K)


Item 14.  Principal Accountant Fees and Services

    The information under the caption "Principal Accountant Fees and Services" in the Registrant's definitive Proxy Statement for its 2007 annual meeting of Stockholders is incorporated herein by reference.

                                                     SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TRANSBOTICS CORPORATION
                                   Registrant


                                   By : /s/Claude Imbleau
                                   ----------------------
                                   Claude Imbleau
                                   President, CEO, CFO

                                   By : /s/Robert T. Plyler
                                   ------------------------
                                   Robert T. Plyler
                                   Principal Accounting Officer
Date: February 23, 2007


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and date indicated.
                                   By: /s/ D. Bruce Wise
                                   --------------------
                                   D. Bruce Wise
                                   Chairman of the Board of Directors

                                   By: /s/Claude Imbleau
                                   ---------------------
                                   Claude Imbleau
                                   President, CEO
                                   Director ( Principal Executive Officer,
                                   Principal Financial Officer)

                                   By: /s/Tommy Hessler
                                   --------------------
                                   Tommy Hessler
                                   Executive Vice President
                                   Director


                                   By: /s/ John H. Robison
                                   -------------------
                                   John H. Robison
                                   Director

                                   By: /s/ Charles W. Robison
                                   ----------------------
                                   Charles W. Robison
                                   Director

                                   By: /s/ Larrimore Wright
                                   ------------------------
                                   Larrimore Wright
                                   Director

Date: February 23, 2007