Form 10QSB
period 2007-02-28
TRANSBOTICS CORP
filed 2007-04-12
CIK 859621

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2007
-------------------------------------------------------------------------------

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



For the transition period from ______________________ to_______________________


Commission file number 0-18253
-------------------------------------------------------------------------------



                             Transbotics Corporation
                             -----------------------
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

     As of March 23, 2007, there were 4,854,951 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes___; No X




                                    I N D E X
                                                                                                 PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                  Condensed Balance Sheets
                       February 28, 2007 (Unaudited) and November 30, 2006                         3-4

                  Condensed Statements of Operations (Unaudited)
                   Three months ended February 28, 2007 and February 28, 2006                      5

                  Condensed Statements of Cash Flows (Unaudited)                                   6
                    Three months ended February 28, 2007 and February 28,
                  2006

                  Notes to Condensed Financial Statements                                       7-10

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations  11-16

Item 3. Controls and Procedures                                                                   17

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                                                         18

Item 2. Changes in Securities                                                                     18

Item 3. Defaults Upon Senior Securities                                                           18

Item 4. Submission of Matters to a Vote of Security Holders                                       18

Item 5. Other Information                                                                         18

Item 6. Exhibits and Reports on Form 8-K                                                          18
                  (a) Exhibits -- Press Releases and other Exhibits
                  (b) Reports on Form 8-K

SIGNATURES                                                                                        19

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                             TRANSBOTICS CORPORATION

                            CONDENSED BALANCE SHEETS

                                                                              February 28,      November 30,
                                                                                 2007              2006
                                                                              (Unaudited)
---------------------------------------------------------------------------------------------------------------------

      ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                   $   118,686       $   282,118
     Accounts receivable, net                                                        995,342         1,096,421
     Inventories                                                                     460,918           436,857
     Costs and estimated earnings in excess of
            billings on uncompleted contracts                                        450,430           572,091
     Prepaid expenses and other assets                                                41,087            42,996

---------------------------------------------------------------------------------------------------------------------
              Total current assets                                                 2,066,463         2,430,483
---------------------------------------------------------------------------------------------------------------------

NONCURRENT DEPOSITS                                                                   31,854            31,854
---------------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT
      Furniture, fixtures and office equipment, including assets
            acquired under capital leases 2007 $13,270; 2006 $13,270                 304,007           285,130
      Machinery and equipment                                                        103,137           101,047
---------------------------------------------------------------------------------------------------------------------
                                                                                     407,144           386,177

       Less accumulated depreciation, including amounts applicable
           to assets acquired under capital leases 2007 $5,750; 2006 $3,096          258,847           257,523
---------------------------------------------------------------------------------------------------------------------
                                                                                     148,297           128,654
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
                                                                                 $ 2,246,614       $ 2,590,991
=====================================================================================================================


See Notes to Condensed Financial Statements


                             TRANSBOTICS CORPORATION




                                                                              February 28,      November 30,
                                                                                  2007              2006
                                                                              (Unaudited)
---------------------------------------------------------------------------------------------------------------------


      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Note payable, bank (Note D)                                                 $    500,000      $   600,000
     Current maturities of long- term debt (Note D)                                     2,639            2,556
     Accounts payable                                                                 341,381          649,601
     Accrued expenses and customer deposits                                            95,642           70,503
     Billings in excess of costs and estimated
              earnings on uncompleted contracts                                       598,384          181,812
---------------------------------------------------------------------------------------------------------------------
              Total current liabilities                                             1,538,046        1,504,472
---------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT (Note D )                                                         $    306,107      $   306,799
---------------------------------------------------------------------------------------------------------------------




STOCKHOLDERS' EQUITY
       Preferred stock, par value $.01 per share;
              1,000,000 shares authorized; no shares issued                                 -                -
       Common stock, par value $.01 per share;
                11,000,000 shares authorized;
                4,854,951 shares issued and outstanding                                48,549           48,549
       Additional paid-in capital                                                   4,590,111        4,590,111
       Accumulated deficit                                                         (4,236,199)      (3,858,940)

---------------------------------------------------------------------------------------------------------------------
                                                                                      402,461          779,720
---------------------------------------------------------------------------------------------------------------------
                                                                                 $  2,246,614      $ 2,590,991
=====================================================================================================================

See Notes to Condensed Financial Statements

                             TRANSBOTICS CORPORATION


                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                     Three Months Ended
                                                                               February 28,      February 28,
                                                                                   2007              2006
-----------------------------------------------------------------------------------------------------------------

Net revenues                                                                       $ 1,507,682       $ 2,054,005
Cost of goods sold                                                                   1,100,505         1,510,122
-----------------------------------------------------------------------------------------------------------------
    Gross profit                                                                       407,177           543,883
-----------------------------------------------------------------------------------------------------------------

Operating expenses:
      Selling                                                                          219,354           132,067
      General and administrative                                                       380,014           340,474
      Research and development                                                         169,775            54,705
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------
                                                                                       769,143           527,246
-----------------------------------------------------------------------------------------------------------------
            Operating (loss) income                                                   (361,966)           16,637

Net interest expense                                                                   (15,293)           (8,010)
-----------------------------------------------------------------------------------------------------------------

Net (loss) income before income taxes                                                 (377,259)            8,627

Federal and state income taxes  (Note B)                                                     -                 -
-----------------------------------------------------------------------------------------------------------------
           Net (loss) income                                                       $  (377,259)      $     8,627
=================================================================================================================


Weighted average number of common shares outstanding - basic                         4,854,951         4,827,451
Weighted average number of common shares outstanding - diluted                       5,159,105         5,254,656
=================================================================================================================

(Loss) income per common share - basic (Note C)                                    $     (0.08)           $ 0.00
(Loss) income per common share - diluted (Note C)                                        (0.08)             0.00

=================================================================================================================

Dividends per common share                                                         $         -       $         -
=================================================================================================================

See Notes to Condensed Financial Statements

                             TRANSBOTICS CORPORATION


                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                              Three Months Ended
                                                                                         February 28,   February 28,
                                                                                             2007           2006
-----------------------------------------------------------------------------------------------------------------------

NET CASH (USED IN) PROVIDED BY
     OPERATING  ACTIVITIES                                                                $ (23,886)     $ 823,021
-----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

      Purchase of property and equipment                                                    (38,937)        (4,856)
-----------------------------------------------------------------------------------------------------------------------
              NET CASH USED IN
                 INVESTING ACTIVITIES                                                       (38,937)        (4,856)
-----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
        Repayments on revolving bank credit agreement                                      (100,000)      (395,000)
        Principal payments on long-term borrowings,
            including capital lease obligations                                                (609)          (535)
-----------------------------------------------------------------------------------------------------------------------
              NET CASH USED IN
                   FINANCING ACTIVITIES                                                    (100,609)      (395,535)
-----------------------------------------------------------------------------------------------------------------------
     (Decrease) Increase in cash and cash equivalents                                      (163,432)       422,630

      Cash and cash equivalents:

           Beginning                                                                        282,118        177,026
-----------------------------------------------------------------------------------------------------------------------
           Ending                                                                         $ 118,686      $ 599,656
=======================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Cash payments for interest                                                         $  15,293      $   8,614

=======================================================================================================================

See Notes to the Condensed Financial Statements

                             TRANSBOTICS CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE A.


The quarterly unaudited condensed financial statements and related notes have been prepared by Transbotics Corporation (the "Company"), without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at February 28, 2007, and for all periods presented, have been made.


Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended November 30, 2006. The results of operations for the three months ended February 28, 2007 are not necessarily indicative of the operating results for the full year.



NOTE B. INCOME TAXES


The Company did not recognize any income tax benefits during the three months ended February 28, 2007 for its losses or any income tax expense during the three months ended February 28, 2006 for its earnings as the Company had net operating loss carryforwards. Deferred tax assets have not been recognized since utilization of operating loss carryforwards in the future are not assured.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE C. (LOSSES) EARNINGS PER COMMON SHARE


Basic per share amounts are computed, generally, by dividing net income or loss by the weighted-average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is antidilutive. At February 28, 2007 and February 28, 2006 the Company had options outstanding to purchase a total of 211,500 shares of common stock of the Company at weighted-average exercise prices of varying amounts.


The following table sets forth the comparison of basic and diluted (losses) earnings per share:

                                                                 Three Months Ended
                                                             FEBRUARY 28, February 28,
                                                                2007         2006
                                                           -------------------------------
BASIC (LOSS) INCOME PER SHARE:
  Net (loss) income                                            $ (377,259)    $    8,627
  Weighted -average shares                                      4,854,951      4,827,451
                                                           -------------------------------
  Basic (loss) earnings per share                              $    (0.08)    $     0.00
                                                           ===============================
DILUTED (LOSS) INCOME PER SHARE:
  Net (loss) income                                            $ (377,259)    $    8,627
  Plus impact of assumed conversions:
    Interest on 6% convertible notes, net of
       related tax effect                                           4,500          4,500
                                                           -------------------------------
                                                               $ (372,759)    $   13,127
                                                           -------------------------------
Weighted average shares                                         4,854,951      4,827,451
  Plus effect of dilutive potential shares:
     Stock options                                                 99,609        120,555
     Convertible notes                                            204,545        306,650
                                                           -------------------------------
                                                                5,159,105      5,254,656
                                                           -------------------------------
Diluted (loss) earnings per share                              $     0.00     $    (0.08)
                                                           ===============================


All potential Common stock instruments above were antidilutive at February 28, 2007.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

   NOTE D.  NOTE PAYABLE AND LONG-TERM DEBT

Current debt consists of the following:                                                   2007             2006
--------------------------------------------------------------------------------------------------------------------
Note payable  agreement with a financial  institution that allows the Company to borrow up to $750,000 and bears  interest at the lender's  prime rate per annum.
The loan  agreement is further  secured by the  Company's  assets and included a maturity date of March 23, 2007.  Subsequent to February 28, 2007,  the loan was renewed by the  financial  institution  for  $1,000,000  with a maturity date of
March 31,  2008.Under the terms of the  renegotiated  agreement,  the obligation includes a  "payable  on  demand"  feature.  The loan  agreement  obligation  is evidenced by a
demand note. (1)(2)                                                                       $ 500,000       $ 600,000
--------------------------------------------------------------------------------------------------------------------

Long-term debt consists of the following :
--------------------------------------------------------------------------------------------------------------------

In  September  2003,  the  Company  issued  $300,000   principal  amount  of  6%
convertible   subordinated  notes  due  September  2013.   Interest  on  the  6%
convertible  notes is payable  quarterly on each  February 28, May 31, August 31 and  November  30 during the term of the notes.  The 6%  convertible  notes were issued at 100%  principal  value,  and are  convertible  into 750,000  shares of common  stock  at the  option  of the  holder  at any  time  while  the  note is outstanding  at a price  of  $0.40  per  share.  The 6%  convertible  notes  are redeemable,  in  whole  or in  part,  at the  Company's  option  at  100% of the principal amount.

                                                                                          $ 300,000       $ 300,000

Obligations under capital leases                                                              8,746           9,355
--------------------------------------------------------------------------------------------------------------------
                                                                                            308,746         309,355
Less current maturities:
--------------------------------------------------------------------------------------------------------------------
         Notes                                                                                    -               -
--------------------------------------------------------------------------------------------------------------------
         Obligations under capital leases                                                     2,639           2,556
--------------------------------------------------------------------------------------------------------------------
                                                                                          $ 306,107       $ 306,799
====================================================================================================================

(1)  The prime rate at February 28, 2007 was 8.25%.

(2) The line of credit is secured by a first priority security interest in the Company's accounts receivable, inventory, software and intangibles.

NOTE E.   RELATED PARTY TRANSACTIONS

In 2003, Mr. Curt Kennington, the managing member of Kennington Family Limited LLC, the Company's landlord, became a related party when he invested in the Company by acquiring shares and convertible debt (see note D). The Company's rent paid for each of the quarters ending February 28, 2007 and 2006 amounted to $40,462. Mr. Kennington received $1,125 in interest payments from the Company on the convertible debt for each of the quarters ending February 28, 2007 and 2006.

In 2003, Mr. John Robison became a Director and related party when he invested in the Company by acquiring shares and convertible debt (see note D). Mr. Robison received $2,250 in interest payments from the Company on the convertible debt for each of the quarters ending February 28, 2007 and 2006.

 In 2003 Mr. Anthony Packer, became a related party when he invested in the Company by acquiring shares and convertible debt (see note D). Mr. Packer received $1,125 in interest payments from the Company on the convertible debt for each of the quarters ending February 28, 2007 and 2006.

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




                                                                                        Percentage Change
                                                                                             Increase
                                             Percentage of Net Revenues                     (Decrease)
-----------------------------------------------------------------------------------------------------------

                                                                                      Three Months Ended
                                             For the Three Months Ended               February 28, 2006 vs.
                                         February 28, 2007    February 28, 2006       February 28, 2007
                                                   %               %                         %
-----------------------------------------------------------------------------------------------------------
Net revenues                                     100.0           100.0                      (26.6)
Cost of goods sold                                73.0            73.5                      (27.1)
-----------------------------------------------------------------------------------------------------------

Gross profit                                      27.0            26.5                      (25.1)
-----------------------------------------------------------------------------------------------------------

Operating expenses:
   Selling                                        14.5             6.4                       66.1
   General and administrative                     25.2            16.6                       11.6
   Research and development                       11.3             2.7                      210.3
-----------------------------------------------------------------------------------------------------------
                                                  51.0            25.7                       45.9
-----------------------------------------------------------------------------------------------------------
Operating income (loss)                          (24.0)            0.8                        *

Net interest expense                               1.0             0.4                       90.9
-----------------------------------------------------------------------------------------------------------

Income  (loss) before income taxes               (25.0)            0.4                        *

Income taxes                                         -               -                        *
-----------------------------------------------------------------------------------------------------------

Net  Income (loss)                               (25.0)            0.4                        *
-----------------------------------------------------------------------------------------------------------

* Because the data changes from a negative to positive, the percentage of change is not meaningful.

QUARTER ENDED FEBRUARY 28, 2007 COMPARED TO THE QUARTER ENDED FEBRUARY 28, 2006

      Net revenues decreased by $546,323 or 26.6% from $2,054,005 in the earlier period to $1,507,682 in the latter period. The decrease is primarily due to much of the backlog at November 30, 2006 not scheduled to be shipped until the second and third quarter of 2007. This resulted in a lower number of AGV units produced for projects for the current quarter compared to the prior quarter.

      Cost of goods sold decreased from $1,510,122 to $1,100,505, or 27.1%, primarily due to lower revenues. Cost of goods sold as a percentage of sales decreased from 73.5% to 73.0%. Gross profit decreased by $136,706 or 25.1% from $543,883 to $407,177 due primarily to less product and engineering revenues compared to the prior period. Gross profit as a percentage of revenues increased from 26.5% to 27.0%.

      Selling expenses increased from $132,067 to $219,354, or 66.1% due to the Company attending a major trade show in the current quarter, while trade show expenses were not incurred until the second quarter in 2006. Additional sales support was also hired to support the increase in sales activity. General and administrative expenses increased from $340,474 to $380,014, or 11.6% compared to the prior year. The increase in G&A is primarily attributed to increases in administrative payroll. The Company incurred $169,775 of research and development expenses in the first quarter ending in 2007 compared to $54,705 in the first quarter ending in 2006. The increase in R&D was attributed to engineering resources being allocated to development work to finish new technology requirements on several projects in progress rather than normal project work.

      Primarily as a result of the foregoing, an operating loss was recognized of $361,966 in the first quarter of 2007 compared to operating income of $16,637 in the first quarter of 2006.

      The net interest expense increased from $8,010 to $15,293 in the current year primarily due to interest rate increases from the note payable to the bank and a larger outstanding balance throughout the first quarter of 2007 compared to the first quarter of 2006.

      The Company did not recognize any income tax benefits during the three months ended February 28, 2007 for its losses or any income tax expense during the three months ended February 28, 2006 for its earnings as the Company had net operating loss carryforwards. Deferred tax assets have not been recognized since utilization of operating loss carryforwards in the future are not assured.


      Primarily due to the lower revenues in 2007, increased research &development costs, and trade show expense timing difference as described above, the Company realized a net loss in first quarter of 2007 of $377,259 compared to net income of $8,627 in the first quarter of 2006.

BACKLOG. Backlog consists of all amounts contracted to be paid by customers but not yet recognized as net revenues by the Company. At February 28, 2007, the Company had a backlog of approximately $3,000,000 compared to approximately $2,900,000 one year earlier. Shortly after the first quarter of 2007 ended, Transbotics received an order in the bottling industry for $1,700,000, which is not included in the above figure.

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

During the quarter ended February 28, 2007 net cash used in operating activities was $23,886. The Company's accounts receivable balance decreased as receivables from 2006 were collected. Accounts payable decreased compared to 2006 due to lower levels of work in progress in the first quarter of 2007.

The Company renewed its $750,000 bank line of credit (as further described in Note D) and the bank increased availability on the line to $1,000,000 in March 2007. The interest rate was adjusted from prime, to LIBOR + 2.00%, which is currently a lower net rate than the old line of credit. The credit line is evidenced by a demand note which is reviewed annually unless called prior to the anniversary date, which is March 31, 2008.

The Company believes that its working capital of $528,417 at February 28, 2007 is adequate for its current operations.

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

STOCK OPTIONS:

Statement 123(R), Share Based Payment, (Statement 123 (R)) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost is measured based on the fair value of the instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. The Company adopted Statement 123(R) on March 1, 2006, requiring compensation cost to be recognized as expense for outstanding unvested awards, based on the grant-date fair value of those awards. The adoption of Statement 123(R) did not have a material impact on its financial position as all options granted as of the beginning of the year ended November 30, 2006 were fully vested. The Company's future compensation arrangements, at this time, do not include the use of share-based payments.

The impact on reported net income and earnings per share of using the fair value method of accounting for stock-based compensation was not significant for the period ending February 28, 2007 and 2006.

At February 28, 2007 and February 28, 2006, options were outstanding to purchase a total of 211,500 shares of Common Stock of the Company at weighted-average exercise prices of varying amounts. All outstanding options were vested and exercisable at February 28, 2007 and 2006.

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


      As of February 28, 2007, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, the Company's CEO concluded that the Company's disclosure controls and procedures were effective as of February 28, 2007.


      There have been no changes in internal control over financial reporting that occurred during the quarter ended February 28, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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


    (b) Reports on Form 8-K

1. March 27, 2007 Form 8-K announcement of order from new customer in the bottling industry totaling approximately $1,700,000.

                                   SIGNATURES





In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   TRANSBOTICS CORPORATION
                                          (Registrant)







                                   BY:          /S/ CLAUDE IMBLEAU
                                      ----------------------------------------
                                   Claude Imbleau
                                             President, CFO, Director
                                             Principal Financial Officer


                                   BY:          /S/ R.TODD PLYLER
                                      ---------------------------------------
                                   R. Todd Plyler
                                             Principal Accounting Officer





Date:  APRIL 10, 2007

                                  EXHIBIT INDEX



The following documents are included in this Form 10-QSB as an Exhibit:

                    Designation Number
                    Under Item 601 of
Exhibit Number      Regulation S-K        Exhibit Description                                         Page Number
-------------------------------------------------------------------------------------------------------------------

(A) Exhibits:

1.                  10.1                  Press release announcing new order from new customer in the       -
                                          bottling industry (incorporated by reference to Company's
                                          8-K filing of March 27, 2007)
2.                  10.2                  Press release dated March 2, 2007  announcing line of credit      21
                                          with Wachovia is increased to $1,000,000
3.                  31.1                  Certification  of  each  principal   executive  officer  and      22
                                          principal financial officer
4.                  32.1                  Certification  of Periodic  Financial  Report pursuant to 18      23
                                          U.S.C. section 1350