Form 10QSB
period 2007-05-31
TRANSBOTICS CORP
filed 2007-07-13
CIK 859621

U.S. Securities and Exchange
                        Commission Washington, D.C. 20549


                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the quarterly period ended             May 31, 2007
--------------------------------------------------------------------------------


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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_
No ___

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

     As of June 15, 2007, there were 5,074,951 shares of common stock outstanding.

     Transitional Small Business Disclosure Format (Check one): Yes___; No _X_

                                    I N D E X
                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

              Condensed Balance Sheets
                May 31, 2007 (Unaudited) and November 30, 2006               3-4

              Condensed Statements of Operations (Unaudited)
                Three and six months ended May 31, 2007 and May 31, 2006       5

              Condensed Statements of Cash Flows (Unaudited)
                Three and six months ended May 31, 2007 and May 31, 2006       6

              Notes to Condensed Financial Statements                       7-10

  Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      11-17

  Item 3. Controls and Procedures                                             18

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings                                                   19

  Item 2. Changes in Securities                                               19

  Item 3. Defaults Upon Senior Securities                                     19

  Item 4. Submission of Matters to a Vote of Security Holders                 19

  Item 5. Other Information                                                   19

  Item 6. Exhibits and Reports on Form 8-K                                    19
              (a) Exhibits -- Press Releases and other Exhibits
              (b) Reports on Form 8-K

SIGNATURES                                                                    20

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                             TRANSBOTICS CORPORATION

                            CONDENSED BALANCE SHEETS

                                                                                 May 31,       November 30,
                                                                                  2007            2006
                                                                               (Unaudited)
--------------------------------------------------------------------------------------------------------------

   ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                                  $     50,899     $    282,118
   Accounts receivable, net                                                      1,168,855        1,096,421
   Inventories                                                                     608,906          436,857
   Costs and estimated earnings in excess of
     billings on uncompleted contracts                                           1,000,403          572,091
   Prepaid expenses and other current assets                                        54,873           42,996

--------------------------------------------------------------------------------------------------------------
           Total current assets                                                  2,883,936        2,430,483
--------------------------------------------------------------------------------------------------------------


NONCURRENT DEPOSITS                                                                 31,854           31,854
--------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT
   Furniture, fixtures and office equipment, including assets
     acquired under capital leases; 2007 $13,270, 2006 $13,270                     334,719          285,130
   Machinery and equipment                                                         154,344          101,047
--------------------------------------------------------------------------------------------------------------
                                                                                   489,063          386,177

   Less accumulated depreciation including amounts applicable
     to assets acquired under capital leases; 2007 $6,414, 2006 $5,087             279,748          257,523
--------------------------------------------------------------------------------------------------------------
                                                                                   209,315          128,654
--------------------------------------------------------------------------------------------------------------

                                                                              $  3,125,105     $  2,590,991
==============================================================================================================

See Notes to Condensed Financial Statements



                                                                                 May 31,       November 30,
                                                                                  2007            2006
                                                                               (Unaudited)
--------------------------------------------------------------------------------------------------------------


      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Note payable, Bank                                                         $    646,000     $    600,000
   Current maturities of long-term debt                                              2,725            2,556
   Accounts payable                                                              1,145,764          649,601
   Accrued expenses and customer deposits                                          124,332           70,503
   Billings in excess of costs and estimated
     earnings on uncompleted contracts                                             452,034          181,812
--------------------------------------------------------------------------------------------------------------
           Total current liabilities                                             2,370,855        1,504,472
--------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT                                                                     305,393          306,799
--------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.01 per share;
     1,000,000 shares authorized; no shares issued                                       -                -
   Common stock, par value $.01 per share;
     11,000,000 shares authorized
     5,074,951 and  4,854,951 shares
     issued and outstanding at 2007 and 2006, respectively                          50,749           48,549
   Additional paid-in capital                                                    4,609,511        4,590,111
   Accumulated deficit                                                          (4,211,403)      (3,858,940)

--------------------------------------------------------------------------------------------------------------
                                                                                   448,857          779,720
--------------------------------------------------------------------------------------------------------------
                                                                              $  3,125,105     $  2,590,991
==============================================================================================================

                             TRANSBOTICS CORPORATION


                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                        Three Months Ended             Six Months Ended
                                                      May 31,        May 31,         May 31,        May 31,
                                                       2007           2006            2007            2006
--------------------------------------------------------------------------------------------------------------

Net revenues                                      $  2,882,086   $  2,303,101    $  4,389,768    $  4,357,106
Cost of goods sold                                   2,025,126      1,665,256       3,125,631       3,175,378
--------------------------------------------------------------------------------------------------------------
   Gross profit                                        856,960        637,845       1,264,137       1,181,728
--------------------------------------------------------------------------------------------------------------

Operating expenses:
   Selling                                             163,524       180,295          382,878         312,362
   General and administrative                          453,084       369,429          833,098         709,903
   Research and development                            198,068        70,449          367,843         125,154
--------------------------------------------------------------------------------------------------------------
                                                       814,676       620,173        1,583,819       1,147,419
--------------------------------------------------------------------------------------------------------------
       Operating income (loss)                          42,284        17,672         (319,682)         34,309
--------------------------------------------------------------------------------------------------------------


Net interest expense                                   (17,488)      (12,755)         (32,781)        (20,765)
--------------------------------------------------------------------------------------------------------------

Income (loss) before income taxes                       24,796         4,917         (352,463)         13,544

Federal and state income taxes                               -             -                -               -
--------------------------------------------------------------------------------------------------------------


       Net income (loss)                          $     24,796   $     4,917     $   (352,463)   $     13,544
==============================================================================================================

Weighted average number of common
  shares outstanding                                 4,938,429     4,838,511        4,897,149       4,833,073
--------------------------------------------------------------------------------------------------------------

Income (loss) per common share - basic            $       0.01   $         -     $      (0.07)   $          -
Income (loss) per common share - diluted                  0.01             -            (0.07)              -

==============================================================================================================

Dividends per common share                        $          -   $         -     $          -    $          -
==============================================================================================================

See Notes to the Condensed Financial Statements

                             TRANSBOTICS CORPORATION


                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     Six Months Ended
                                                                                 May 31,          May 31,
                                                                                  2007             2006
--------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                                                        $      8,479     $   (123,080)
--------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of Automotion assets                                                  (239,502)               -
   Purchase of property and equipment                                              (44,959)         (47,685)
--------------------------------------------------------------------------------------------------------------

           NET CASH USED IN
             INVESTING ACTIVITIES                                                 (284,461)         (47,685)
--------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings on revolving bank credit agreement                                46,000          255,000
   Principal payments on long-term borrowings                                       (1,237)          (1,089)
--------------------------------------------------------------------------------------------------------------

           NET CASH PROVIDED BY
             FINANCING ACTIVITIES                                                   44,763          253,911
--------------------------------------------------------------------------------------------------------------
   (Decrease) Increase in cash and cash equivalents                               (231,219)          83,146

   Cash and cash equivalents:

       Beginning                                                                   282,118          177,026
--------------------------------------------------------------------------------------------------------------
       Ending                                                                 $     50,899     $    260,172
==============================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Cash payments for interest                                             $     32,835     $     18,474
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
       Issuance of restricted common stock                                    $     21,600     $     18,425

==============================================================================================================

See Notes to the Condensed Financial Statements

                             TRANSBOTICS CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A.

The unaudited condensed financial statements and related notes have been prepared by Transbotics Corporation (the "Company"), without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at May 31, 2007, and for all periods presented, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended November 30, 2006. The results of operations for the six months ended May 31, 2007 are not necessarily indicative of the operating results for the full year.

Note B.  Income Taxes

The Company did not recognize any income tax benefits during the six months ended May 31, 2007 for its losses or any income tax expense during the six months ended May 31, 2006 for its earnings as the Company had net operating loss carryforwards. Deferred tax assets have not been recognized since utilization of operating loss carryforwards is not considered more likely than not.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note C.  Earnings per common share

Basic per share amounts are computed, generally, by dividing net income by the weighted-average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is antidilutive. At May 31, 2007 and May 31, 2006 the Company had options outstanding to purchase a total of 205,500, and 211,500 shares of common stock, respectively, at weighted-average exercise prices of varying amounts.

The following table sets forth the comparison of basic and diluted earnings
(loss) per share:

                                                                         Three Months Ended           Six Months Ended
                                                                        May 31,       May 31,       May 31,       May 31,
                                                                         2007          2006          2007          2006
                                                                     ------------------------------------------------------

BASIC INCOME (LOSS) PER SHARE:
  Net income (loss)                                                  $    24,796   $     4,917   $  (352,463)  $    13,544
  Weighted average shares                                              4,938,429     4,838,511     4,897,149     4,833,073
                                                                     ------------------------------------------------------

  Basic earnings (loss) per share                                    $      0.01   $      0.00   $     (0.07)  $      0.00
                                                                     ======================================================

DILUTED INCOME (LOSS) PER SHARE:
  Net income (loss)                                                  $    24,796   $     4,917   $  (352,463)  $    13,544
  Plus impact of assumed conversions:
    Interest on 6% convertible notes, net of related tax effect            4,500         4,500         9,000         9,000
                                                                     ------------------------------------------------------
                                                                     $    29,296   $     9,417   $  (343,463)  $    22,544
                                                                     ======================================================

Weighted average shares                                                4,938,429     4,838,511     4,897,149     4,833,073
  Plus effect of dilutive potential shares:
     Stock options                                                       102,663        99,609       100,229       111,163
     Convertible notes                                                   229,769       204,545       217,456       260,870
                                                                     ------------------------------------------------------
                                                                       5,270,861     5,142,665     5,214,834     5,205,106
                                                                     ------------------------------------------------------
Diluted earnings (loss) per share                                    $      0.01   $      0.00   $     (0.07)  $      0.00
                                                                     ======================================================



All potential Common stock instruments above were antidilutive for the six month period ended May 31, 2007.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note D.  Note Payable and Long-Term Debt

Current debt consists of the following:                                                 2007           2006
--------------------------------------------------------------------------------------------------------------
Note payable agreement with a financial institution that allows the Company to borrow up to $1,000,000 and bears interest at LIBOR + 2.00%. The loan agreement
(signed March 2, 2007) is further secured by the Company's assets and includes a maturity date of March 23, 2008. Under the terms of the renegotiated agreement, the obligation includes a "payable on demand" feature. The loan agreement
obligation is evidenced by a demand note. (1)(2)                                   $   646,000    $   600,000
--------------------------------------------------------------------------------------------------------------

Long-term debt consists of the following :
--------------------------------------------------------------------------------------------------------------

In September 2003, the Company issued $300,000 principal amount of 6%
convertible subordinated notes due September 2013. Interest on the 6%
convertible notes is payable quarterly on each February 28, May 31, August 31 and November 30 during the term of the notes. The 6% convertible notes were issued at 100% principal value, and are convertible into 750,000 shares of common stock at the option of the holder at any time while the note is outstanding at a price of $0.40 per share. The 6% convertible notes may be redeemed, in whole or in part, at the Company's option at 100% of the principal
amount.                                                                            $   300,000    $   300,000

Obligations under capital leases                                                         8,118          9,355
--------------------------------------------------------------------------------------------------------------
                                                                                       308,118        309,355
Less current maturities:
--------------------------------------------------------------------------------------------------------------
     Notes                                                                                   -              -
--------------------------------------------------------------------------------------------------------------
     Obligations under capital leases                                                    2,725          2,556
--------------------------------------------------------------------------------------------------------------
                                                                                   $   305,393    $   306,799
==============================================================================================================

(1)  The Libor rate at May 31, 2007 was 5.32%.
(2) The line of credit is secured by a first priority security interest in the Company's accounts receivable, inventory, software and intangibles.

Note E.  Related Party Transactions

In 2003, Mr. Curt Kennington, the general partner of Kennington Family Limited LLC, the Company's landlord, became a related party when he invested in the Company by acquiring shares and convertible debt (see note D). The Company's rent paid for each six month period ending May 31, 2007 and 2006 amounted to $80,925. Mr. Kennington received interest payments from the Company of $2,250 on the convertible debt for each six month period ending May 31, 2007 and 2006.

In 2003, Mr. John Robison became a Director and related party when he invested in the Company by acquiring shares and convertible debt (see note D). Mr. Robison received interest payments from the Company of $4,500 on the convertible debt for each six month period ending May 31, 2007 and 2006.

In 2003, Mr. Anthony Packer, became a related party when he invested in the Company by acquiring shares and convertible debt (see note D). Mr. Packer received interest payments from the Company of $2,250 on the convertible debt for each six month period ending May 31, 2007 and 2006.

Note F.  Acquisition

The Company entered into an asset purchase agreement with AutoMotion Systems, Inc. to buy all of its outstanding assets as of April 26, 2007. Transbotics acquired $167,604 of current assets, including inventory and work in process and $71,898 of property and equipment for a total purchase price of $239,502. The purchase price was paid in full on April 26, 2007 using the Company's line of credit.

Note G.  Commitments

The Company entered into an employment agreement with the owner of AutoMotion Systems, Inc. to become Vice President - Automotion Systems Division as of April 26, 2007. The agreement is for a two-year period. The base salary will be $70,000 with potential bonuses based upon reaching certain operational goals. The Company also granted 200,000 shares of restricted common stock, which vests over a one year service period. The Vice President earned one month of the restricted stock during the period ending May 31, 2007. This portion of the stock was valued at $9,000 and was charged as a selling expense.

The Company is currently working on an employment contract for the new CEO. To date, the agreement has not been finalized by all parties.

The Company has a one-year, renewable employment contract with the former CEO (now President and Chief Financial Officer) which provides for a minimum annual base salary of $140,000. The base salary is subject to annual reviews. The Board of Directors notified the President at the April 9, 2007 meeting that this contract would not be renewed in its present form following the expiration of its term on March 31, 2008.

Note H.  Stock Issuance

The Company granted 10,000 shares of restricted common stock to each elected member of the Board of Directors who was neither an employee, nor a 5% or greater shareholder as of the annual meeting on April 27, 2007. There were 20,000 total shares issued under this policy and $12,600 was charged to expense.

As discussed in Note G, the Company issued 200,000 shares of restricted common stock to the previous owner of AutoMotion Systems, Inc. as part of his employment contract. The shares vest on a monthly basis over the first 12 months of his employment. The total cost of the issuance was $108,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     The following discussion and analysis should be read in conjunction with the financial statements (including the notes thereto) presented elsewhere herein.

OVERVIEW

     The Company derives virtually all of its revenues from the sale of hardware and engineering services in connection with material handling projects incorporating its licensed Automated Guided Vehicle (AGV) control technology. In the current and prior years, the Company's net revenues from AGV systems and vehicles were derived primarily from sales to customers serving a limited number of industries - automotive, food and paper, textiles and newspaper publishing. The Company's results of operations can be expected to continue to depend substantially upon the capital expenditure levels in those industries and in other industries that the Company may enter.

     Due to the long sales cycle involved, uncertainties in timing of projects, and the large dollar amount of a typical project, the Company has experienced, and can be expected to continue to experience, substantial fluctuations in its quarterly and annual results of operations.

     The Company sells its products and services primarily in two ways. AGVs and other related material handling products, engineering and services may be sold as part of an integrated AGV system. In this situation, the Company usually provides significant engineering and integration services. The other way is to sell hardware, technology and services as standard items or spare parts for existing systems, with less involvement by the Company in overall system design. The Company generally recognizes lower net revenue but realizes a higher gross profit margin percentage in selling standard items, in each case compared to the sale of a project, due to the inclusion in project sales of other vendors' products and services with margins generally lower than the Company's own products and services. Between any given accounting periods, the levels of and mixture of standard item sales and project sales can cause considerable variance in net revenues, gross profit, gross profit margin, operating income and net income.

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

     Project contracts are billed upon attainment of certain "milestones." The Company typically receives a cash advance ranging from 20% to 30% of the total contract amount. Invoices are thereafter delivered as milestones are reached. The Company usually grants payment terms of 30 days to its customers. Upon delivery of the project, the customer typically maintains a "retainage" of 10% pending final system acceptance.

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

RESULTS OF OPERATIONS

     The table below shows (a) the relationship of income and expense items relative to net revenues, and (b) the change between the comparable prior period and current period, for the three-month and six-month periods ended May 31, 2007 and 2006, respectively. This table should be read in the context of the Company's condensed statements of income presented elsewhere herein:


                                                                                                    Percentage of Change
                                                                                                 Period to Period Increase
                                                          Percentage of Net Revenues                     (Decrease)
--------------------------------------------------------------------------------------------------------------------------
                                                                                                      Three        Six
                                                                                                      Months      Months
                                                     Three Months               Six Months            Ended       Ended
                                                        Ended                     Ended               May 31,     May 31,
                                                 May 31,      May 31,      May 31,       May 31,      2006 to     2006 to
                                                   2007         2006         2007         2006         2007        2007
                                                    %            %            %            %            %           %
--------------------------------------------------------------------------------------------------------------------------
 Net Revenues                                     100.0        100.0        100.0        100.0        25.1         .8
 Cost of Goods Sold                                70.3         72.3         71.2         72.9        21.6       (1.6)
--------------------------------------------------------------------------------------------------------------------------

 Gross Profit                                      29.7         27.7         28.8         27.1        34.4        7.0
--------------------------------------------------------------------------------------------------------------------------

 Operating expenses:
 Selling                                            5.7          7.8          8.7          7.2        (9.3)      22.6
 General and administrative                        15.7         16.0         19.0         16.3        22.6       17.4
 Research and development                           6.8          3.1          8.4          2.9       181.2      193.9
--------------------------------------------------------------------------------------------------------------------------
                                                   28.2         26.9         36.1         26.4        31.4       38.0
--------------------------------------------------------------------------------------------------------------------------
 Operating income (loss)                            1.5          0.8         (7.3)         0.7       139.3          *

 Net interest expense                              (0.6)        (0.6)        (0.7)        (0.5)       37.1       57.9
--------------------------------------------------------------------------------------------------------------------------
 Income (Loss) before income taxes
                                                    0.9          0.2         (8.0)         0.3       404.3          *

 Federal and state income tax (benefit)               -            -            -            -           -          -
--------------------------------------------------------------------------------------------------------------------------

 Net income (loss)                                  0.9          0.2         (8.0)         0.3       404.3          *
==========================================================================================================================


    * Because the data changes from a negative to positive, the percentage of change is not meaningful.

Quarter Ended May 31, 2007 compared to the Quarter Ended May 31, 2006

Net revenues increased from $2,303,101 in the earlier period to $2,882,086 in the latter period primarily due to increased project revenues from completing vehicle assembly on a large project.

Cost of goods sold increased from $1,665,256 to $2,025,126 or 21.6% due to the increased revenues. As a percentage of net revenues, cost of goods sold decreased to 70.3% compared to 72.3% in 2006. Gross profit increased by $219,115 or 34.4% from $637,845 to $856,960, while gross profit as a percentage of net revenues increased to 29.7% from 27.7%.

Selling expenses decreased from $180,295 to $163,524 or 9.3%, primarily due to a trade show expense that was incurred in the quarter of the prior year compared to no equivalent expense in the quarter of the current year. There was also an increase in costs of sales personnel that offset some of the decrease. General and administrative expenses increased from $369,429 to $ 453,084 in the current period. The increase was due to (1) the hiring of a new CEO during the quarter as well as consulting fees paid to the CEO before the actual hire date (2) an increase in administrative personnel over last year, and (3) increased legal fees to apply for patents and general legal fees on operations. As a percentage of net revenues, general and administrative expenses remained consistent ranging from 16.0% to 15.7%. The Company incurred $198,068 of research and development expense in 2007 compared to $70,449 in 2006. The additional development costs were primarily attributable to engineering resources being allocated to finalize developing technology requirements on several project offerings.

The increase in net revenues combined with the decrease in selling expenses more than offset the increase in research and development and general and administrative expenses, so that operating income increased by $24,612 from $17,672 in the previous period to $42,284 in the current period.

Net interest expense increased from $12,755 to $17,488 in the current quarter primarily due to increased borrowings and partially offset by a lower borrowing rate on the renewed line of credit.

The Company did not recognize any income tax expense in 2007 and 2006 on its earnings as the Company had net operating loss carryforwards. Deferred tax assets have not been recognized since utilization of operating loss carryforwards is not considered more likely than not.

Primarily due to higher revenues in 2007 as described above, the Company's net income increased to $24,796 in the three months ended May 31, 2007 compared to a net income of $4,917 in same period of 2006.

Backlog. Backlog consists of all amounts contracted to be paid by customers but not yet recognized as net revenues by the Company. At May 31, 2007, the Company had a backlog of approximately $2,450,000 compared to approximately $3,350,000 one year earlier.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

================================================================================

Six Months Ended May 31, 2007 compared to Six Months Ended May 31, 2006

Net revenues increased by $32,662, or 0.8%, from $4,357,106 in the earlier period to $4,389,768 in the latter period. The increase is primarily due to increased AGV project revenues compared to the prior year.

Cost of goods sold decreased from $3,175,378 to $3,125,631, or 1.6%, which was primarily due to less required engineering time in the current period compared to the prior period. As a percentage of net revenues, cost of goods sold decreased from 72.9% to 71.2%. Gross profit increased by $82,409 or 7.0%, from $1,181,728 to $1,264,137 while gross profit as a percentage of net revenues increased from 27.1% to 28.8%.

Selling expenses increased from $312,362 to $382,878 in 2007 primarily due to increases in selling personnel compared to the prior year. General and administrative expenses increased from $709,903 to $833,098, or 17.4% compared to the prior year. The increase was primarily due to increase in administrative personnel costs, consulting and professional fees. The Company continued to invest in the development of new AGV solutions to expand and improve its product line in the current year. This expense totaled $367,843 in the current year compared to $125,154 in the prior year.

Primarily as a result of the foregoing, the operating loss for the period was ($319,682) compared to income of $34,309 in the prior year.

Net interest expense increased from $20,765 to $32,781 in the current year primarily due to interest on increased borrowings.

The Company did not recognize any income tax benefits during the six months ended May 31, 2007 for its losses or any income tax expense during the six months ended May 31, 2006 for its earnings as the Company had net operating loss carryforwards. Deferred tax assets have not been recognized since utilization of operating loss carryforwards is not considered more likely than not.

Primarily due to higher expenses as described above, the Company had net loss of ($352,463) in the six months ended 2007 compared to a net income of $13,544 for the same period in 2006.

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

During the period ended May 31, 2007 net cash provided by operating activities was $8,479. The Company's cash balance was affected by many variables based upon the timing in its billing and payment cycle. The increase in receivables and underbillings was more than offset by an increase in accounts payable. The overall impact on cash was the purchase of Automotion Systems, Inc. in April 2007 for $239,509 (see Note F to the condensed financial statements) causing cash to decrease during the quarter to $50,899 as of May 31, 2007.

The Company renewed its $750,000 bank line of credit (as further described in Note D to the condensed financial statements) and the bank increased availability on the line to $1,000,000 in March 2007. The credit line is evidenced by a demand note which is reviewed annually unless called prior to the anniversary date.

The Company believes that its working capital of $513,081 at May 31, 2007 is adequate for its current operations.

The following risk factors, in addition to the other information contained in this report, should be considered in your evaluation of the Company and our financial condition. Current capital requirements could increase beyond the amounts available on the line of credit, and there is no certainty that additional capital whether debt or equity is available. The Company's backlog has decreased to $2,450,000 at the current quarter end from $3,000,000 at February 28, 2007 and $2,900,000 at November 30, 2006. Additionally, borrowings on the line of credit have increased by $146,000 when compared to February 28, 2007 and $46,000 compared to November 30, 2006. The Company depends on backlog and future contracts to remain profitable and depends on it's line of credit to periodically fund operations. If future contracts are not received as expected, the Company's operations may suffer.

The Company will, from time to time, reexamine the possibility or feasibility of going private to reduce its operating expenses. The Company's current expenses relating to being publicly held are approximately $250,000 annually and are presently expected to increase significantly when full implementation of the Sarbanes-Oxley section 404 becomes effective for small public companies. Such expenses are significant expenses compared to the Company's net income.

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

Revenue recognition:

The Company recognizes revenue from the sale of distribution products and non-project engineering services as shipments are made and/or services rendered.

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

At May 31, 2007 and May 31, 2006, options were outstanding to purchase a total of 205,500, and 211,500 shares of common stock of the Company, respectively, at weighted-average exercise prices of varying amounts. At May 31, 2007, 205,500 outstanding options were vested and exercisable while 211,500 options at May 31, 2006 were vested and exercisable.

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

     As of May 31, 2007, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of May 31, 2007.

     There have been no changes in internal control over financial reporting that occurred during the six months ended May 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION


Item 1. Legal Proceedings

          None.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

          None.

Item 3. Defaults Upon Senior Securities

          None.

Item 4. Submission of Matters to a Vote of Security Holders

    (a) The annual meeting of shareholders of the Company was held on April 27, 2007.

    (b) The following individuals were elected directors of the Company, with voting results as indicated:

                                    Vote for          Abstain
        D. Bruce  Wise              4,072,041          19,708
        John H. Robison             4,072,041          19,708
        Claude Imbleau              4,071,441          20,308
        Tommy Hessler               4,071,441          20,308
        Larrimore Wright            4,072,041          19,708
        Charles W. Robison          4,072,041          19,708


    (c) Other matters voted upon and voting were as follows:

    (i) Ratification of the selection of Grant Thornton LLP by the Board of Directors as the Company's Independent Registered Public Accounting Firm.

                 For              Abstain          Against
                 ---              -------          -------
              4,057,053           30,589            4,107

Item 5. Other Information

          None.

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits -

          1. Certification of each principal executive officer and principal financial officer
          2.   Certification of Periodic Financial Report pursuant to 18 U.S.C.
               Section 1350


    (b) Reports on Form 8-K

          1.   March 27, 2007 Form 8-K announcement of order from new customer in the bottling industry totaling approximately $1,700,000.
          2.   March 2, 2007 Form 8-K announcement of a renewed line of credit with Wachovia with increased limit of $1,000,000.
          3. April 11, 2007 Form 8-K announcement appointing Charles Robison as Chief Executive Officer (CEO) and Vice-Chairman of the Board of Directors effective April 9 2007.
          4. April 26, 2007 Form 8-K announcement of Definitive Asset Purchase Agreement with AutoMotion Systems, Inc. to purchase the inventory, fixed assets and intangibles totaling approximately $240,000.

                                   SIGNATURES




In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     TRANSBOTICS CORPORATION
                                        (Registrant)







                                     BY:   /s/ Charles W. Robison
                                        -------------------------
                                     Charles W. Robison
                                           CEO
                                           Director, Principal Executive Officer

                                     BY:   /s/ Claude Imbleau
                                        ---------------------
                                     Claude Imbleau
                                           President, CFO
                                           Director, Principal Financial Officer


                                     BY:   /s/ Todd Plyler
                                        ------------------
                                     Todd Plyler
                                           Controller
                                           Principal Accounting Officer





Date:  July 10, 2007
      ---------------

                                  EXHIBIT INDEX



The following documents are included in this Form 10-QSB as an Exhibit:


                     Designation
                     Number Under
Exhibit              Item 601 of                                                                        Page
Number               Regulation S-K     Exhibit Description                                             Number
----------------------------------------------------------------------------------------------------------------
(A) Exhibits:
----------------

1.                   10.1               Press release announcing new order from new customer in
                                        the bottling industry (incorporated by reference to
                                        Company's 8-K filing of March 27, 2007)                             -
                     10.2               Press release dated March 2, 2007 announcing line of credit with Wachovia is increased to $1,000,000 (incorporated by
                                        reference to Company's 8-K filing of March 2, 2007)                 -
                     10.3               Press release announcing new Chief Executive Officer (CEO)
                                        and Vice-Chairman of the Board of Directors (incorporated
                                        by reference to Company's 8-K filing of April 11, 2007)             -
                     10.4               Press release announcing Definitive Asset Purchase
                                        Agreement with AutoMotion Systems, Inc. to purchase the
                                        inventory, fixed assets and intangibles (incorporated by
                                        reference to Company's 8-K filing of April 27,2006)                 -
                     10.5               Press release announcing Employee Agreement with
                                        AutoMotion Systems, Inc. to become Vice President Sales -
                                        Automotion Division                                                 -
2.                   31.1               Certification of each principal executive officer and
                                        principal financial officer                                        22
3.                   32.1               Certification of Periodic Financial Report pursuant to
                                        18 U.S.C. section 1350                                             23