Form 10QSB
period 2007-08-31
TRANSBOTICS CORP
filed 2007-10-10
CIK 859621

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                         August 31, 2007
--------------------------------------------------------------------------------


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

    Check  whether  the issuer  (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

    Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes__ No__

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    As of September 15, 2007, there were 5,074,951 shares of common stock outstanding.

    Transitional Small Business Disclosure Format (Check one):
       Yes__; No X


                                                            I N D E X
                                                                                                             Page
PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements
                  Condensed Balance Sheets
                     August 31, 2007 (Unaudited) and November 30, 2006                                         3-4

                  Condensed Statements of Operations (Unaudited)
                     Three and Nine months ended August 31, 2007 and August 31, 2006                             5

                  Condensed Statements of Cash Flows (Unaudited)
                     Nine months ended August 31, 2007 and August 31, 2006                                       6

                  Notes to Condensed Financial Statements                                                     7-10

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations             11-17

   Item 3. Controls and Procedures                                                                              18

PART II.  OTHER INFORMATION

   Item 1. Legal Proceedings                                                                                    19

   Item 2. Changes in Securities                                                                                19

   Item 3. Defaults Upon Senior Securities                                                                      19

   Item 4. Submission of Matters to a Vote of Security Holders                                                  19

   Item 5. Other Information                                                                                    19

   Item 6. Exhibits and Reports on Form 8-K                                                                     19
                     (a) Exhibits -- Press Releases and other Exhibits
                     (b) Reports on Form 8-K

SIGNATURES                                                                                                      20


                                              PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
                                                 TRANSBOTICS CORPORATION

                                                 CONDENSED BALANCE SHEETS


                                                                                   August 31,      November 30,
                                                                                     2007              2006
                                                                                 (Unaudited)
---------------------------------------------------------------------------------------------------------------

      ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                                 $       39,735   $      282,118
      Accounts receivable, net                                                       1,474,858        1,096,421
      Inventories                                                                      555,216          436,857
      Costs and estimated earnings in excess of
            billings on uncompleted contracts                                          343,786          572,091
      Prepaid expenses and other current assets                                         18,102           42,996

---------------------------------------------------------------------------------------------------------------
              Total current assets                                                   2,431,697        2,430,483
---------------------------------------------------------------------------------------------------------------


NONCURRENT DEPOSITS                                                                     31,854           31,854
---------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT
      Furniture, fixtures and office equipment, including assets
            acquired under capital leases; 2007 $13,270, 2006 $13,270                  340,186          285,130
      Machinery and equipment                                                          169,158          101,047
---------------------------------------------------------------------------------------------------------------
                                                                                       509,344          386,177

      Less accumulated depreciation including amounts applicable
            to assets acquired under capital leases; 2007 $7,078, 2006 $5,087          300,476          257,523
---------------------------------------------------------------------------------------------------------------
                                                                                       208,868          128,654
---------------------------------------------------------------------------------------------------------------

                                                                                $    2,672,419   $    2,590,991
===============================================================================================================

See Notes to Condensed Financial Statements



                                                                        August 31,       November 30,
                                                                           2007              2006
                                                                       (Unaudited)
------------------------------------------------------------------------------------------------------


      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Note payable, Bank                                             $    1,000,000    $      600,000
       Current maturities of long-term debt                                    2,636             2,556
       Accounts payable                                                      885,536           649,601
       Accrued expenses and customer deposits                                 73,654            70,503
       Billings in excess of costs and estimated
              earnings on uncompleted contracts                               12,402           181,812
------------------------------------------------------------------------------------------------------
                Total current liabilities                                  1,974,228         1,504,472
------------------------------------------------------------------------------------------------------
LONG-TERM DEBT                                                               304,833           306,799
------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
       Preferred stock, par value $.01 per share;
              1,000,000 shares authorized; no shares issued                       --                --
       Common stock, par value $.01 per share;
              11,000,000 shares authorized
              5,074,951 and  4,854,951 shares
              issued and outstanding at 2007 and 2006, respectively           50,749            48,549
       Additional paid-in capital                                          4,638,720         4,590,111
       Accumulated deficit                                                (4,296,111)       (3,858,940)

------------------------------------------------------------------------------------------------------
                                                                             393,358           779,720
------------------------------------------------------------------------------------------------------
                                                                      $    2,672,419    $    2,590,991
======================================================================================================


                                               TRANSBOTICS CORPORATION


                                           CONDENSED STATEMENTS OF INCOME
                                                     (Unaudited)


                                               Three Months Ended            Nine Months Ended
                                            August 31,     August 31,     August 31,     August 31,
                                              2007            2006           2007           2006
---------------------------------------------------------------------------------------------------

Net revenues                               $ 2,233,068    $ 1,996,800    $ 6,622,836    $ 6,353,906
Cost of goods sold                           1,471,611      1,269,711      4,597,242      4,445,089
---------------------------------------------------------------------------------------------------
      Gross profit                             761,457        727,089      2,025,594      1,908,817
---------------------------------------------------------------------------------------------------

Operating expenses:
      Selling                                  225,481        140,635        608,359        452,997
      General and administrative               482,961        380,300      1,316,059      1,090,203
      Research and development                 115,669        101,009        483,512        226,163
---------------------------------------------------------------------------------------------------
                                               824,111        621,944      2,407,930      1,769,363
---------------------------------------------------------------------------------------------------
           Operating (loss) income             (62,654)       105,145       (382,336)       139,454
---------------------------------------------------------------------------------------------------


Net interest expense                           (22,054)       (17,060)       (54,835)       (37,825)
---------------------------------------------------------------------------------------------------

(Loss) income before income taxes              (84,708)        88,085       (437,171)       101,629

Federal and state income taxes                      --             --             --             --
---------------------------------------------------------------------------------------------------


           Net (loss) income               $   (84,708)   $    88,085    $  (437,171)   $   101,629
===================================================================================================

Weighted average number of common
      shares outstanding -
           Basic                             5,074,951      4,854,951      4,956,849      4,840,446
           Diluted                           5,388,840      5,129,983      5,273,273      5,183,342
---------------------------------------------------------------------------------------------------

(Loss) income per common share - basic     $     (0.02)   $      0.02    $     (0.09)   $      0.02
(Loss) income per common share - diluted         (0.02)          0.02          (0.09)          0.02

===================================================================================================

Dividends per common share                 $        --    $        --    $        --    $        --
===================================================================================================

See Notes to the Condensed Financial Statements


                                 TRANSBOTICS CORPORATION


                          CONDENSED STATEMENTS OF CASH FLOWS
                                      (Unaudited)


                                                                 Nine Months Ended
                                                            August 31,      August 31,
                                                               2007            2006
---------------------------------------------------------------------------------------

NET CASH USED IN
     OPERATING  ACTIVITIES                                 $   (309,095)   $    (85,393)
---------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of Automotion assets                             (239,502)             --
     Purchase of property and equipment                         (91,900)        (57,104)
---------------------------------------------------------------------------------------

              NET CASH USED IN
                    INVESTING ACTIVITIES                       (331,402)        (57,104)
---------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net borrowings on revolving bank credit agreement          400,000         105,000
     Principal payments on long-term borrowings                  (1,886)         (1,660)
---------------------------------------------------------------------------------------

              NET CASH PROVIDED BY
                    FINANCING ACTIVITIES                        398,114         103,340
---------------------------------------------------------------------------------------
     Decrease in cash and cash equivalents                     (242,383)        (39,157)

     Cash and cash equivalents:

           Beginning                                            282,118         177,026
---------------------------------------------------------------------------------------
           Ending                                          $     39,735    $    137,869
=======================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
           Cash payments  for interest                     $     54,889    $     35,534
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
           Issuance of restricted common stock             $     50,809    $     18,425

=======================================================================================

See Notes to the Condensed  Financial Statements


                             TRANSBOTICS CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A.  Overview


The unaudited condensed financial statements and related notes have been prepared by Transbotics Corporation (the "Company"), without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at August 31, 2007, and for all periods presented, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended November 30, 2006. The results of operations for the nine months ended August 31, 2007 are not necessarily indicative of the operating results for the full year.

The Company believes that its working capital of $457,469 at August 31, 2007 is adequate for its current operations. Further reductions of working capital would have a serious impact on our ability to operate effectively.


Note B. Income Taxes

The Company did not recognize any income tax benefits during the nine months ended August 31, 2007 for its losses or any income tax expense during the nine months ended August 31, 2006 for its earnings as the Company had net operating loss carryforwards. Deferred tax assets have not been recognized since utilization of operating loss carryforwards is not considered more likely than not.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note C. Earnings per common share


Basic per share amounts are computed, generally, by dividing net income by the weighted-average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is antidilutive. At August 31, 2007 and August 31, 2006 the Company had options outstanding to purchase a total of 205,500, and 211,500 shares of common stock, respectively, at weighted-average exercise prices of varying amounts.



The  following  table sets forth the  comparison  of basic and diluted  earnings
(loss) per share:


                                                           Three Months Ended            Nine Months Ended
                                                        August 31,     August 31,     August 31,     August 31,
                                                           2007           2006          2007            2006
                                                       --------------------------------------------------------

BASIC INCOME (LOSS) PER SHARE:
  Net (loss) income                                    $   (84,708)   $    88,085    $  (437,171)   $   101,629
  Weighted average shares                                5,074,951      4,854,951      4,956,849      4,840,446
                                                       --------------------------------------------------------

  Basic (loss) earnings per share                      $     (0.02)   $      0.02    $     (0.09)   $      0.02
                                                       ========================================================

DILUTED  INCOME (LOSS) PER SHARE:
  Net (loss) income                                    $   (84,708)   $    88,085    $  (437,171)   $   101,629
  Plus impact of assumed conversions:
    Interest on 6% convertible notes, net of related
      tax effect                                             4,500          4,500         13,500         13,500
                                                       --------------------------------------------------------
                                                       $   (80,208)   $    92,585    $  (423,671)   $   115,129
                                                       ========================================================

Weighted average shares                                  5,074,951      4,854,951      4,956,849      4,840,446
  Plus effect of dilutive potential shares:
     Stock options                                          99,603         94,652        100,021        106,204
     Convertible notes                                     214,286        180,380        216,403        236,692
                                                       --------------------------------------------------------
                                                         5,388,840      5,129,983      5,273,273      5,183,342
                                                       --------------------------------------------------------
Diluted (loss) earnings per share                      $     (0.02)   $      0.02    $     (0.09)   $      0.02
                                                       ========================================================



All potential Common stock instruments above were antidilutive for the nine month period ended August 31, 2007.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


Note D.  Note Payable and Long-Term Debt

Current debt consists of the following:                                                   2007              2006
----------------------------------------------------------------------------------------------------------------------
Note payable  agreement with a financial  institution that allows the Company to borrow up to $1,000,000 and bears interest at LIBOR + 2.00%.  The line of credit agreement  (signed March 2, 2007) is further secured by the Company's assets and includes a maturity date of March 23, 2008.  Under the terms of the renegotiated agreement, the obligation includes a "payable on demand" feature. The loan
agreement obligation is evidenced by a demand note. (1)(2)                            $  1,000,000     $    600,000

----------------------------------------------------------------------------------------------------------------------

Long-term debt consists of the following :
----------------------------------------------------------------------------------------------------------------------

In  September  2003,  the  Company  issued  $300,000   principal  amount  of  6%
convertible   subordinated  notes  due  September  2013.   Interest  on  the  6%
convertible  notes is payable  quarterly on each  February 28, May 31, August 31 and November 30th during the term of the notes.  The 6%  convertible  notes were issued at 100%  principal  value,  and are  convertible  into 750,000  shares of common  stock  at the  option  of the  holder  at any  time  while  the  note is outstanding  at a price of $0.40  per  share.  The 6%  convertible  notes may be redeemed,  in whole or in part, at the Company's option at 100% of the principal amount.

                                                                                      $    300,000     $    300,000

Obligations under capital leases                                                             7,469            9,355
----------------------------------------------------------------------------------------------------------------------
                                                                                           307,469          309,355
Less current maturities:
----------------------------------------------------------------------------------------------------------------------
         Obligations under capital leases                                                    2,636            2,556
----------------------------------------------------------------------------------------------------------------------
                                                                                      $    304,833     $    306,799
======================================================================================================================
(1)   The Libor rate at August 31, 2007 was 5.50%.
(2)   The line of credit is secured by a first priority security interest in the
      Company's accounts receivable, inventory, software and intangibles.


Note E.   Related Party Transactions

In 2003, Mr. Curt Kennington, the general partner of Kennington Family Limited LLC, the Company's landlord, became a related party when he invested in the Company by acquiring shares and convertible debt (see note D). The Company's rent paid for each nine-month period ending August 31, 2007 and 2006 amounted to $121,387. Mr. Kennington received interest payments from the Company of $3,375 on the convertible debt for each nine month period ending August 31, 2007 and 2006. Mr. Kennington was also appointed to the Board on July 24, 2007.

In 2003, Mr. John Robison became a Director and related party when he invested in the Company by acquiring shares and convertible debt (see note D). Mr. Robison received interest payments from the Company of $6,750 on the convertible debt for each nine-month period ending August 31, 2007 and 2006.

In 2003, Mr. Anthony Packer, became a related party when he invested in the Company by acquiring shares and convertible debt (see note D). Mr. Packer received interest payments from the Company of $3,375 on the convertible debt for each nine-month period ending August 31, 2007 and 2006. Mr. Packer was also appointed to the Board on July 24, 2007.



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

Note G.   Commitments

The Company entered into an employment agreement with the owner of AutoMotion Systems, Inc. to become Vice President - AutoMotion Systems Division as of April 26, 2007. The agreement is for a two-year period. The base salary is $70,000 with potential bonuses based upon reaching certain operational goals. The Company also granted 200,000 shares of restricted common stock, which vests over a one-year service period. The Vice President earned one third of the restricted stock during the four-month period ending August 31, 2007. This portion of the stock was valued at $36,000 and was charged as a selling expense.

The Company entered into an agreement with its new CEO, elected April 9, 2007, as of July 24, 2007. The agreement provides for compensation of $208,000 annually of which $60,000 is deferred until the expiration or termination of the agreement. At that time, the CEO will receive $2,500 bi-monthly of the deferred cash compensation until it is fully paid out. The new CEO is entitled to receive, annually, 50,000 shares of Section 144 restricted stock which vests at a rate of 20% annually over the next 5 years for a maximum 250,000 shares or 5% of the present outstanding capital stock. If the employee identifies and the Board of Directors approves and engages his replacement prior to the effective date of termination of his employment all remaining shares will be 100% earned and vested upon termination of employment and will be issued at the same rate and upon the same schedule as before the effective date of termination, 20% (50,000 shares) per year.

The Company has a one-year, renewable employment contract with the former CEO (now Chief Financial Officer) which provides for a minimum annual base salary of $140,000. The base salary is subject to annual reviews. The Board of Directors notified the former CEO at the April 9, 2007 meeting that this contract would not be renewed in its present form following the expiration of its term on February 28, 2008. The former CEO is entitled to receive severance pay in the event the Company does not renew his existing employment agreement or in the event certain change of control events occur that is equal to twelve months base salary plus health benefits in accordance with current labor laws. Such severance pay is to be paid out in equal monthly payments for twelve months, and may be withheld by the Company during any period of time in which the Chief Financial Officer is in violation of his restrictive covenants under the agreement.

Note H.   Stock Issuance

The Company granted 10,000 shares of restricted common stock to each elected member of the Board of Directors who was neither an employee, nor a 5% or greater shareholder as of the annual meeting on April 27, 2007. There were 20,000 total shares issued, which vest immediately, and $12,600 was charged to expense.

As discussed in Note G, the Company issued 200,000 shares of restricted common stock on April 26, 2007 to the previous owner of AutoMotion Systems, Inc. as part of his employment contract. The shares vest on a monthly basis over the first 12 months of his employment. The total cost of the issuance is $108,000 and is being amortized on a monthly basis.

The Company granted 250,000 shares of restricted common stock to the new CEO based upon his compensation agreement as described under Note G Commitments. The shares vest over 5 years at 20% (50,000) per year starting on July 24, 2007 and are issued in arrears annually. As of August 31, 2007, $2,209 of the restricted stock cost was expensed.

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

     The Company sells its products and services primarily in two ways. AGVs and other related material handling products, engineering and services may be sold as part of an integrated automated material handling system. In this situation, the Company usually provides significant engineering and integration services. The other way is to sell hardware, technology and services as standard items or spare parts for existing systems, with less involvement by the Company in overall system design. The Company generally recognizes lower net revenue but realizes a higher gross profit margin percentage in selling standard items, in each case compared to the sale of a project, due in part to the inclusion in project sales of other vendors' products and services with margins generally lower than the Company's own products and services and in part to the greater complexity of project sales. Between any given accounting periods, the levels of and mixture of standard item sales and project sales can cause considerable variance in net revenues, gross profit, gross profit margin, operating income and net income.

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

     Project contracts are billed upon attainment of certain "milestones." The Company typically receives a cash advance equal to 30% of the total contract amount. Invoices are thereafter delivered as milestones are reached. The Company usually grants payment terms of 30 days to its customers. Upon delivery of the project, the customer typically maintains a "retainage" of 10% pending final system acceptance.

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

RESULTS OF OPERATIONS

     The table below shows (a) the relationship of income and expense items relative to net revenues, and (b) the change between the comparable prior period and current period, for the three-month and nine-month periods ended August 31, 2007 and 2006, respectively. This table should be read in the context of the Company's condensed statements of income presented elsewhere herein:


                                                                                                       Percentage of Change
                                                                                                     Period to Period Increase
                                                      Percentage of Net Revenues                             (Decrease)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                       Three
                                              Three Months                   Nine Months               Months       Nine Months
                                                 Ended                          Ended                   Ended          Ended
                                      August 31,      August 31,      August 31,      August 31,      August 31,    August 31,
                                         2007            2006            2007            2006        2006 to 2007   2006 to 2007
                                           %               %               %              %                %              %
--------------------------------------------------------------------------------------------------------------------------------
Net Revenues                                100.0           100.0           100.0           100.0            11.8            4.2
Cost of Goods Sold                           65.9            63.6            69.4            70.0            15.9            3.4
--------------------------------------------------------------------------------------------------------------------------------

Gross Profit                                 34.1            36.4            30.6            30.0             4.7            6.1
--------------------------------------------------------------------------------------------------------------------------------

Operating expenses:
Selling                                      10.1             7.0             9.2             7.1            60.3           34.3
General and administrative                   21.6            19.0            19.9            17.2            27.0           20.7
Research and development                      5.2             5.1             7.3             3.5            14.5          113.8
--------------------------------------------------------------------------------------------------------------------------------
                                             36.9            31.1            36.4            27.8            32.5           36.1
--------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                      (2.8)            5.3            (5.8)            2.2          *              *

Net interest expense                         (1.0)           (0.9)           (0.8)           (0.6)           29.3           45.0
--------------------------------------------------------------------------------------------------------------------------------
Income (Loss) before income taxes
                                             (3.8)            4.4            (6.6)            1.5          *              *

Federal and state income tax
(benefit)                                      --              --              --              --              --             --
--------------------------------------------------------------------------------------------------------------------------------

Net income (loss)                            (3.8)            4.4            (6.6)            1.5          *              *
================================================================================================================================


* Because the data changes from a negative to positive, the percentage of change is not meaningful.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS

================================================================================

Quarter Ended August 31, 2007 compared to the Quarter Ended August 31, 2006

Net revenues increased from $1,996,800 in the earlier period to $2,233,068 in the latter period primarily due to (1) increased engineering revenues from work on a large vehicle project in the third quarter of 2007 and (2) the new AutoMotion line, which represented approximately $150,000 in new sales. While system business increased, the Company experienced a decrease in motor sales compared to the prior year.

Cost of goods sold increased from $1,269,711 to $1,471,611 or 15.9% due to the increased revenues. As a percentage of net revenues, cost of goods sold increased to 65.9% compared to 63.6% in 2006 primarily due to decreased margins on parts revenues. Gross profit increased by $34,368 or 4.7% from $727,089 to $761,457, while gross profit as a percentage of net revenues decreased to 34.1% from 36.4%.

Selling expenses increased from $140,635 to $225,481 or 60.3%, primarily due to two items: (1) $53,000 due to the acquisition of AutoMotion of which $27,000 (Note G) was non-cash stock compensation and (2) Increased costs related to additional sales personnel of approximately $40,000.

General and administrative expenses increased from $380,300 to $ 482,961 in the current period. The increase was primarily due to (1) the hiring of the new CEO and related compensation equaling approximately $68,000, of which approximately $24,000 (Note G) is a deferred expense and $2,000 is a non-cash stock compensation expense, (2) $30,000 towards the standardization of our internal engineering training program and (3) increased costs of additional administrative personnel of approximately $19,500.

The Company incurred $115,669 of research and development expense in 2007 compared to $101,009 in 2006. The additional development costs were primarily attributable to engineering resources being allocated to finalize developing technology requirements on several project offerings.

The increase in net revenues were offset by increased cost of goods sold, selling, general & administrative expenses causing an operating loss of ($62,654) in the current period compared to operating income of $105,145 in the previous period.

Net interest expense increased from $17,060 to $22,054 in the current quarter primarily due to increased borrowings and partially offset by a lower borrowing rate on the renewed line of credit.

The Company did not recognize any income tax benefits during the three months ended August 31, 2007 for its losses or any income tax expense during the three months ended August 31, 2006 for its earnings as the Company had net operating loss carryforwards. Deferred tax assets have not been recognized since utilization of operating loss carryforwards is not considered more likely than not.

Primarily due to higher costs in 2007 as described above, the Company's net loss increased to ($84,708) in the three months ended August 31, 2007 compared to net income of $88,055 in same period of 2006.

Backlog. Backlog consists of all amounts contracted to be paid by customers but not yet recognized as net revenues by the Company. At August 31, 2007, the Company had a backlog of approximately $2,200,000 compared to approximately $3,540,000 one year earlier. The Company received an order for $1,398,250 in the last week of August 2007 and this amount is included in the total above. A press release and 8K were filed on September 27, 2007 announcing the order after negotiations had been finalized. Subsequently, the final contract increased by $75,000.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

================================================================================

Nine Months Ended August 31, 2007 compared to Nine Months Ended August 31, 2006

Net revenues increased by $268,930, or 4.2%, from $6,353,906 in the earlier period to $6,622,836 in the latter period. The increase is primarily due to the new AutoMotion line, which represented approximately $160,000 in new sales. While system business increased, the Company experienced a decrease in motor sales compared to the prior year.

Cost of goods sold increased from $4,445,089 to $4,579,242, or 3.4%, which was primarily due to increased sales. As a percentage of net revenues, cost of goods sold decreased from 70.0% to 69.4%. Gross profit increased by $116,777 or 6.1%, from $1,908,817 to $2,025,594 due to increased sales. The gross profit as a percentage of net revenues increased from 30.0% to 30.6%.

Selling expenses increased from $452,997 to $608,359 or 34.3% in 2007 primarily due to three items: 1) increased costs related to additional sales personnel of approximately $72,000 2) $68,000 due to the acquisition of AutoMotion, of which $36,000 (Note G) was non-cash stock compensation, and 3) general increase of sales and marketing expense.

General and administrative expenses increased from $1,090,203 to $1,316,059, or 20.7% compared to the prior year. The increase was primarily due to 1) the hiring of the new CEO equaling approximately $110,000, of which $$24,000 is a deferred expense and $2,000 is a non-cash stock compensation expense; 2) increase in administrative personnel of approximately $87,000, and 3) $30,000 towards the standardization of the Company's internal engineering training program.

The Company continued to invest in the development of new AGV solutions to expand and improve its product line in the current year. This expense totaled $483,512 in the current year compared to $226,163 in the prior year.

Primarily as a result of the foregoing, the operating loss for the period was ($382,336) compared to income of $139,454 in the prior year.

Net interest expense increased from $37,825 to $54,835 in the current year primarily due to interest on increased borrowings.

The Company did not recognize any income tax benefits during the nine months ended August 31, 2007 for its losses or any income tax expense during the nine months ended August 31, 2006 for its earnings as the Company had net operating loss carryforwards. Deferred tax assets have not been recognized since utilization of operating loss carryforwards is not considered more likely than not.

Primarily due to higher expenses as described above, the Company had net loss of ($437,171) in the nine months ended 2007 compared to a net income of $101,629 for the same period in 2006.

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

During the period ended August 31, 2007 net cash used in operating activities was $309,095. The Company's cash balance was affected by many variables based upon the timing in its billing and payment cycle. The increase in receivables was greater than the increase in accounts payable. The above factors, in addition to the quarterly loss, contributed to cash decreasing during the quarter to $39,735 as of August 31, 2007.

The Company renewed its $750,000 bank line of credit (as further described in Note D to the condensed financial statements) and the bank increased availability on the line to $1,000,000 in March 2007. The credit line is evidenced by a demand note which is reviewed annually unless called prior to the anniversary date.

The Company believes that its working capital of $457,469 at August 31, 2007 is adequate for its current operations. Further reductions of working capital would have a serious impact on our ability to operate effectively.

The Company spent approximately $240,000 for assets associated with the purchase of AutoMotion Systems including $160,000 of inventory. This was paid for by using the line of credit. It is the Company's plan to reduce inventory levels going forward which should help reduce the line of credit.

The following risk factors, in addition to the other information contained in this report, should be considered in your evaluation of the Company and its financial condition. Current capital requirements could increase beyond the amounts available on the line of credit, and there is no certainty that additional capital whether debt or equity is available. The Company's backlog has decreased to $2,200,000 at the current quarter end from $2,900,000 at November 30, 2006. Additionally, borrowings on the line of credit have increased by $400,000 when compared to November 30, 2006. The Company depends on backlog and future contracts to remain profitable and depends on its line of credit to periodically fund operations. If future contracts are not received as expected, the Company's operations may suffer.

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

Due to the average length of typical AGV system projects, the large dollar amount of each project and inherent difficulties in estimating the total component costs, the use of different estimates and assumptions may have provided materially different results.

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


At August 31, 2007 and August 31, 2006, options were outstanding to purchase a total of 205,500, and 211,500 shares of common stock of the Company, respectively, at weighted-average exercise prices of varying amounts. At August 31, 2007, 205,500 outstanding options were vested and exercisable while 211,500 options at August 31, 2006 were vested and exercisable.

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


      As of August 31, 2007, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, the Company's CEO, CFO and PAO concluded that the Company's disclosure controls and procedures were effective as of August 31, 2007.


      There have been no changes in internal control over financial reporting that occurred during the nine months ended August 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION


Item 1. Legal Proceedings

             None.


Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

             None.

Item 3. Defaults Upon Senior Securities

             None.

Item 4. Submission of Matters to a Vote of Security Holders

             None

Item 5. Other Information
             1. Employment  agreement for Mr. Charlie Robison in position as the
                CEO for Transbotics Corporation.


Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits -

          1. Certification of each principal executive officer and principal financial officer
          2.  Certification  of Periodic  Financial Report pursuant to 18 U.S.C.
          Section 1350


      (b) Reports on Form 8-K

          1. July 26, 2007 Form 8-K announcement of Neville Croft, Anthony Packer and Curt Kennington nominated and elected as additional Board of Directors.
          2. September 27, 2007 Form 8-K announcement of new AGV system order of $1,470,000 in the Aerospace industry.

                                   SIGNATURES





In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                      TRANSBOTICS CORPORATION
                                             (Registrant)







                                      BY:        /s/ Charles W. Robison
                                         ---------------------------------------
                                         Charles W.  Robison
                                           CEO
                                           Director, Principal Executive Officer

                                      BY:        /s/ Claude Imbleau
                                         ---------------------------------------
                                         Claude Imbleau
                                           CFO
                                           Director, Principal Financial Officer


                                      BY:        /s/ Todd Plyler
                                         ---------------------------------------
                                         Todd Plyler
                                           Controller
                                           Principal Accounting Officer





Date:  October 10, 2007

                                  EXHIBIT INDEX



The following documents are included in this Form 10-QSB as an Exhibit:


                    Designation Number
                    Under Item 601 of
Exhibit Number      Regulation S-K        Exhibit Description                                          Page Number
------------------- --------------------- ------------------------------------------------------------ ------------


(A) Exhibits:
-------------

1.                  10.1                  Employment agreement for Mr. Charlie Robison in position as
                                          the CEO for Transbotics Corporation.                            22-24
                    10.2                  Press release announcing the election of Neville Croft,
                                          Anthony Packer and Curt Kennington to the Board of
                                          Directors  (incorporated by reference to Company's 8-K
                                          filing of July 26, 2007)                                          25
                    10.3                  Press release announcing new AGV system order of $1,470,000
                                          in the Aerospace industry.                                        26
2.                  31.1                  Certification of each principal executive officer and
                                          principal financial officer.                                      27
3.                  32.1                  Certification  of Periodic  Financial  Report pursuant to 18
                                          U.S.C. section 1350                                               28
