Form 10KSB
period 2007-11-30
TRANSBOTICS CORP
filed 2008-02-29
CIK 859621

--------------------------------------------------------------------------------
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     [Fee Required]
                              For the fiscal year ended  November 30, 2007 or
                                                         -----------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     [No Fee Required]
                              For the transition period from                 to
                                                             ---------------
                              Commission file number 0-18253
                                                    ----------

                             TRANSBOTICS CORPORATION
                 (Name of small business issuer in its charter)

               Delaware                                    56-1460497
   ----------------------------------                 --------------------
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                      Identification No.)

    3400 Latrobe Drive, Charlotte, North Carolina             28211
    ---------------------------------------------------------------
     (Address of principal executive offices)             (Zip Code)

    Issuer's telephone number (704) 362-1115
                              --------------

    Securities registered pursuant to Section 12(b) of the Exchange Act:

                                            Name of each exchange on
                    Title of each class         which registered

                           None                       None
                     ----------------            --------------

Securities registered pursuant to Section 12(g) of the Exchange Act:

                           .01 Par Value Common Stock
                           --------------------------
                                (Title of Class)

Check whether the issuer is not required to file reports pursuant to section 13 or 15(d) of the exchange Act

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes X  No
                                       ---

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                      [ X ]
Indicate by check mark whether the  registrant is a shell company (as defined in
rule 12b-2 of the exchange act) Yes   No X
                                   ---  ---

         State issuer's revenues for its most recent fiscal year: $8,022,852

         The aggregate market value of the voting stock held by non-affiliates of the Registrant was $1,007,647 based upon the closing sales price of Common Stock on OTC Bulletin Board on January 22, 2008 of $0.35 per share.

         As of January 22, 2008, 5,074,951 shares of Registrant's Common Stock, par value $.01 per share, were outstanding.

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

         Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                       ---   ---

--------------------------------------------------------------------------------

                                     PART I

Item 1.  Description of Business

General

       The business model of Transbotics Corporation ("Transbotics" or the "Company") is to design and sell integrated material handling transportation products and solutions to customers primarily in the manufacturing sector. It's specialty is to integrate "Tailor-Made" Automatic Guided Vehicles ("AGVs") with other types of automation equipment, particularly loading, unloading and packaging technologies, to provide a unique, integrated, automation solution. It sells these systems directly to end-users and also as a subcontractor to suppliers of larger automation solutions. The Company's AGV system products and services have been used in a variety of industries, including automotive, publishing, paper, consumer products and electronics. AGVs are driverless, computer-controlled vehicles that are programmed to transport materials through designated pickup and delivery routines within a particular facility (usually a manufacturing or distribution facility) and to transmit information concerning system status, inventory tracking and system controls to a system controller. For further information regarding AGVs, see "Automatic Guided Vehicle Systems" below.

     The Company also separately sells vehicle controls hardware, software, engineering services and other components to existing owners of AGV systems. A lesser part of its business is to sell such hardware and services to suppliers of AGV systems. These control products are designed to be of such general applicability as to be incorporated into many kinds of material handling vehicles. Consequently, they are used not only in custom-designed AGV's and systems, but also to automate conventional material handling equipment such as forklifts and pallet jacks. In 2007 and 2006 sales of AGV related systems products and services accounted for almost all of the Company's net revenues.

       The Company's primary guidance technology for AGV systems is a laser guidance AGV control system, Lazerway(R), which is viewed by management as superior to the traditional "wire guidepath" technology for controlling the direction of an AGV. The laser technology permits the end user to alter the guidepaths of AGVs without changes in the user's facility. The Company obtains this technology under a Master License Agreement ("MLA") with Danaher Motion Saro AB ("Danaher"). For further information regarding this MLA, see " License Agreement" section below. The licensed technologies have been used in more than 1,000 AGV systems (composed of as few as one vehicle and as many as 50 vehicles) with over 7,000 vehicles.

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

       On March 28, 1990, the Company successfully completed its initial public offering netting $1,996,598 to improve its financial position for potential growth opportunities. On November 30, 2000, the Company's license agreement with Netzler & Dahlgren was modified to allow the Company to pursue end user AGV business worldwide on a non-exclusive basis. In 2001, the Company started doing business under the name Transbotics Corporation and officially adopted this as its corporate name from NDC Automation, Inc. through charter amendment in 2002. The Company obtained additional private equity and debt financing in 2003 and 2007.

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

   On November 30, 2000, the Company completed a renegotiation of its license agreement with Danaher. The new agreement (the "2000 License Agreement") expanded the scope and territory of the Company's rights to permit the Company to sell turnkey AGV systems to end users on a worldwide basis, and continues its rights to sub-license the technology to OEMs in North America but on a non-exclusive basis. The 2000 License Agreement continues to allow the Company to distribute the Danaher laser technology as described above in North America. The agreement's term extends to December 1, 2010 and is subject to automatic two year extensions unless and until either party, in compliance with certain procedures, notifies the other of its intention to terminate the agreement. It provides for payment of a 10% royalty on sub-license fees received by the Company with respect to AGV system technology. It also provides that the Company has the right to purchase Danaher products at prices determined annually. Royalties are due 30 days following receipt of payment by the Company. During the fiscal year ended November 30, 2007, the Company incurred no royalties to Danaher with respect to technology sub-licenses and purchased an aggregate of $757,289 of hardware, software and engineering consulting services from Danaher.

Customers

     A substantial portion of the Company's business in any given year is derived from a limited number of customers, although the identity of those customers varies somewhat from year to year. For the fiscal year ended November 30, 2007, orders from the three largest customers accounted for 25.6%, 21.7% and 9.7% of the Company's net revenues. For fiscal 2006, orders from the three largest customers accounted for 31.1%, 13.9% and 8.0% of the Company's net revenues.

     End users of the Company's products and services are reached both by (1) the Company's direct sales and (2) sales to system suppliers and OEMs.

    The Company sold turnkey systems to twelve end users and supplied products to seven system suppliers and OEM customers in 2007 that acquired the Company's products under various types of agreements.

    The Company sold AGV system  products and services  directly to end users in

2007 to incorporate such components and equipment into AGV systems suitable for their particular needs. AGV system products and services sold directly to end users accounted for approximately 90%, 90% and 72% of the Company's net revenues in the fiscal years ended November 30, 2007, 2006 and 2005, respectively. For the fiscal year ended November 30, 2007, such end user customers accounted for approximately $7,250,000 in net revenues.


    AGV system products and services sold to system suppliers and OEMs as a group accounted for approximately 10%, 10% and 28% of the Company's net revenues in the fiscal years ended November 30, 2007, 2006 and 2005, respectively. For the fiscal year ended November 30, 2007, such customers accounted for approximately $770,000 in net revenues.


Marketing

   The Company's marketing strategy is to promote the advantages of efficiently moving an end user's business from receiving to production to shipping through innovative, intelligent transportation automation directly to end users. In its approach to certain prospective end user customers, the Company sometimes will offer a teamed technology arrangement. In such an arrangement, the Company will work as a subcontractor with a supplier of a larger automation solution to integrate the Company's products and services with the other supplier's solution to an end user's particular needs.

   The   Company's  CEO  leads  its   marketing   program.   The  Company  sends
representatives to the major trade shows held by the materials handling industry and advertises in various industry publications.

   Major purchase orders typically are awarded through a competitive request for proposal and bid process. It takes, on average, three months to one year from issuance of the request for proposal to award of the purchase order. The design, manufacture and installation of AGV systems utilizing the Company's products and services typically require an additional four to twelve months.

Backlog

    Backlog consists of all amounts contracted to be paid by customers but not yet recognized as net revenues by the Company. At November 30, 2007, the Company had a backlog of approximately $1,860,000 compared to $2,900,000 total backlog one year earlier. Substantial fluctuations in backlog are considered normal due to the size and volume of AGV system contracts.

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

     The Company incurred $527,872 for research and development in fiscal 2007, compared to $312,172 and $281,369 in fiscal 2006 and 2005, respectively.


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

Employees

    The Company presently employs 42 persons on a full-time basis. None of the Company's employees is a party to a collective bargaining agreement. The Company considers its employee relations to be good.

Item 2.  Properties

    The Company leases two properties (Charlotte and Detroit) under long-term operating leases. The Company's Detroit, Michigan office leases approximately 6,000 square feet with a monthly lease payment of $3,200; the Detroit lease expires February 28, 2008; management anticipates renewing the lease at market rates. The Company's St. Augustine, Florida office leases approximately 1,500 square feet with a month-to-month lease payment of $1,750. The lease for the headquarters and warehouse in Charlotte, NC is for approximately 16,000 square feet and in 2007 was rented on a month-to-month basis at a rate of $13,487. Rental expense was $235,279, $208,666, and $189,554 for the years ended November 30, 2007, 2006, and 2005, respectively. The Company signed a five year lease in February 2008 for its existing building in Charlotte, NC which also includes an additional new building of approximately 12,000 square feet on the same property. Total lease cost will approximate $245,500 for the first year of occupancy.

Item 3.  Legal Proceedings

               None.

Item 4.  Submission of Matters to a Vote of Security Holders

               None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

    The Company's Common Stock previously traded on the National Association of Securities Dealers, Inc. ("NASDAQ") National Market under the symbol "AGVS". The Company's common stock began trading on the OTC Bulletin Board in November, 1995 under the symbol "TNSB". As of November 30, 2007, 5,074,951 of the Company's 11,000,000 authorized shares of Common Stock were issued and outstanding.

    Trading in the Company's securities commenced on March 28, 1990. The table below indicates quarterly high and low bid and asked information for the years ended November 30, 2007 and 2006, respectively, as provided to the Company by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without dealer mark-up, mark-down, or commission, and may not represent actual transactions.

    The  approximate  number of holders of record of common stock of the Company
as  of  January  22,  2008  was  177.  The  Company   believes  that  there  are
approximately 543 beneficial owners of the Company's Common Stock.

                                                                   Market Price per Share

                                       -------------------------------------------------------------------------------
                                                        2007                                    2006

                                       -------------------------------------------------------------------------------
                                              High                 Low                High                Low
Quarter Ended                            Bid        Ask       Bid      Ask       Bid       Ask       Bid       Ask
----------------------------------------------------------------------------------------------------------------------
February 28                              0.56       0.59      0.25     0.47      .82       1.05      .48       .55
May 31                                   0.61       0.67      0.40     0.53      .65       .70       .51       .58
August 31                                0.61       0.70      0.45     0.50      .58       .70       .51       .55
November 30                              0.60       0.70      0.43     0.51      .52       .70       .42       .48
======================================================================================================================

      The Company has never paid cash dividends and has no present intention to declare or pay cash dividends. The Company continues to explore its options to raising additional capital, entering into a possible business combination or taking the Company private.

                      EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information about our equity compensation plans as of November 30, 2007. All outstanding awards relate to our Common Stock. For additional information about our equity compensation plans, see note 12 to our financial statements in Item 7.

                                                                                            Number of securities
                                                                                            remaining available for future
                                Number of securities to be                                  issuance under equity
                                  issued upon exercise of     Weighted-average exercise     compensation plans
                              outstanding options, warrants   price of outstanding options, (excluding securities issuable
Plan category                           and rights               warrants and rights        under outstanding options,
                                                                                            warrants and rights)
--------------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders              172,500                       $0.25                          -

Equity compensation plans not
approved by security holders
                                             -                            -                            -
--------------------------------------------------------------------------------------------------------------------------

Total                                     172,500                       $0.25                          -
==========================================================================================================================

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

    As of November 30, 2007, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, the Company's CEO and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective at the reasonable assurance level as of November 30, 2007.

      In addition to management's evaluation of disclosure controls and procedures above, in connection with the audits of our financial statements for the fiscal year ended November 30, 2007 and 2006, the Company is continuing to review and enhance policies and procedures involving accounting, information systems and monitoring.

      During the audit of 2007 financial statements, the Company's independent registered public accounting firm identified a material weakness in internal control over financial reporting. During December of 2007, the Chief Accounting Officer position was eliminated, which resulted in lack of financial reporting resources to complete the financial close and reporting process. As a result of limited reporting resources, the Company's independent public firm identified various audit adjustments and the closing process and production of GAAP financial statements was delayed.

      Except as noted above, there have been no changes in internal control over financial reporting that occurred during the twelve months ended November 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 10.  Executive Compensation

    The  information   under  the  captions   "Compensation  of  Directors"  and
"Executive Compensation" in the Registrant's definitive Proxy Statement for its 2008 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

    The  information  set  forth  under  the  caption  "Security   Ownership  of
Management and Others" in the Registrant's definitive Proxy Statement for its 2008 Annual Meeting of Stockholders is incorporated herein by reference.

    Information concerning securities authorized under equity compensation plans of the Company is included under Item 5 of this report and is incorporated under this Item 11 by reference.

Item 12.  Certain Relationships and Related Transactions

    The information set forth under the caption  "Certain  Transactions"  in the
Registrant's   definitive  Proxy  Statement  for  its  2008  Annual  Meeting  of
Stockholders is incorporated herein by reference.

                                     PART IV

Item 13.         Exhibits and Reports on Form 8-K

   (a) Exhibits:

Exhibit
No.          Description
-------      -----------

  3.1 (a)*   Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Form 10-K for the fiscal year ended November 30, 1990 (the 1990 Form 10-K)
      (b)*   Certificate of Amendment dated May 27, 1993 (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on
             Form S-1 dated August 27, 1993)
      (c)*   Delaware Certificate of Amendment dated June 25, 2002 for Company's name change to Transbotics Corporation
  3.2 *      Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's 1990 Form 10-K)
  4.1 *      Form of Common Stock certificate (incorporated by reference to
             Exhibit 4.1 to the Company's Registration Statement (No. 33-32925)
             on Form S-18)
 10.1 (a)*   License Agreement dated November 30, 2000 between the Company and
             Netzler & Dahlgren Co. AB (incorporated by reference to Exhibit
             10.1 to the December 20, 2000 Form 8-K)
      (b)*   Security Agreement dated March 2, 2001 between the Company and
             Netzler & Dahlgren Co. AB (incorporated by reference to Exhibit
             10.2(h) to the Company's Form 10-KSB for the fiscal year ended
             November 30, 2000 (the 2000 Form 10-KSB))
 10.2 *      Service and Support Agreement dated December 14, 1999 between the
             Company and the Raymond Corporation (incorporated by reference to
             Exhibit 10.7 to the Company's 1999 Form 10-KSB)
 10.3 *      Employment Agreement dated July 24, 2007 between Charles w. Robison and the Company (incorporated by reference to Exhibit 10.19 to the
             Company's Form 10-QSB for the period ending August 31, 2007)
 10.4        Employment Agreement dated February 22, 2008 between Claude Imbleau and the Company
 10.5 *      Definitive Asset Purchase Agreement with AutoMotion Systems, Inc.
             to purchase the inventory, fixed assets and intangibles
             (incorporated by reference to Company's 8-K filing of April 27,
             2007)
 10.6 *      Press release announcing Promissory Note and other related agreements between Transbotics and Wachovia Bank dated March 23,
             2007 (incorporated by reference to Exhibit 10.2 to the Company's
             Form 10-QSB for the period ending February 28, 2007)

Item 13.     Exhibits and Reports on Form 8-K
Exhibit
No.          Description
-------      -----------

10.7    *    Subscription agreement for 600,000 shares and $150,000 convertible note between Transbotics and Robison-Oates Investment Fund, LLC.
             (incorporated by reference to Exhibit 10.2 the Company's  September
             26, 2003  Form 8-K)
10.8    *    Subscription agreement for 300,000 shares and $75,000 convertible note between Transbotics and Curt Kennington  (incorporated by reference to Exhibit 10.3 the Company's  September 26, 2003 Form
             8-K )
10.9    *    Subscription agreement for 300,000 shares and $75,000 convertible note between Transbotics and Anthony Packer (incorporated by reference to Exhibit 10.4 the Company's  September 26, 2003 Form
             8-K)
10.10   *    Investor Rights Agreement between the Corporation and Shareholders
             (incorporated by reference to Exhibit 10.5 the Company's  September
             26, 2003 Form 8-K)
10.11   *    Form D Notice of sale of securities pursuant to regulation D dated
             October 7, 2003(incorporated by reference  to Exhibit 10.9 to the
             Company's Form 10-QSB for the period ending August 31, 2003)
10.12   *    Subordinated Note in the amount of $262,500 between Transbotics
             Corporation and John H. Robison Irrevocable Trust dated November
             30, 2007  (incorporated by reference to Exhibit 99.2 the Company's
             December 4, 2007 Form 8-K)
10.13   *    Warrant to Purchase Common Stock of Transbotics Corporation by John
             H. Robison Irrevocable Trust; Warrant No.1 in the amount of 875,000 shares at $0.40 a share (incorporated by reference to Exhibit 99.3 the Company's  December 4, 2007 Form 8-K)
10.14   *    6% Subordinated Note in the amount of $37,500 between Transbotics
             Corporation and Stephen B. Robison Irrevocable Trust dated November
             30, 2007  (incorporated by reference to Exhibit 99.4 the Company's
             December 4, 2007 Form 8-K)
10.15   *    Warrant to Purchase Common Stock of Transbotics Corporation by
             Stephen B. Robison Irrevocable Trust; Warrant No.2 in the amount of
             125,000 shares at $0.40 a share (incorporated by reference to
             Exhibit 99.5 the Company's  December 4, 2007 Form 8-K)
10.16   *    6% Subordinated Note in the amount of $150,000 between Transbotics
             Corporation and Curt Kennington dated November 30, 2007
             (incorporated by reference to Exhibit 99.6 the Company's  December
             4, 2007 Form 8-K)
10.17   *    Warrant to Purchase Common Stock of Transbotics Corporation by Curt
             Kennington; Warrant No.3 in the amount of 500,000 shares at $0.40 a share (incorporated by reference to Exhibit 99.7 the Company's
             December 4, 2007 Form 8-K)
10.18   *    6% Subordinated Note in the amount of $150,000 between Transbotics
             Corporation and Anthony William Packer Rollover IRA dated November
             30, 2007 (incorporated by reference to Exhibit 99.8 the Company's
             December 4, 2007 Form 8-K)
10.19   *    Warrant to Purchase Common Stock of Transbotics Corporation by
             Anthony William Packer Rollover IRA; Warrant No. 4 in the amount of
             500,000 shares at $0.40 a share (incorporated by reference to Exhibit 99.9 the Company's December 4, 2007 Form 8-K)

Item 13.     Exhibits and Reports on Form 8-K
Exhibit
No.          Description
-------      -----------

10.20  *     Press release on major order in the Forklift  Industry
             (incorporated by reference to Exhibit 99.1 to the Company's
             February 1, 2008 Form  8-K)
10.21  *     License Agreement dated December 31, 2003 between the Company and
             Frog Navigation Systems B.V. (incorporated by reference to Exhibit
             10.19 to the Company's Form 10-KSB for the period ending November
             30, 2003)
10.22  *     Press release announcing robot distribution agreement with KUKA
             Robotics dated January 16, 2006
10.23        Property lease Agreement dated February 15, 2008 between the
             Company and Kennington Family LLC.
13.          Company's 2007 Annual Report
14     *     Transbotics Code of Business Conduct & Ethics order (incorporated by reference to Exhibit 14 to the Company's November 30, 2003 Form
             10-KSB)
23.3         Consent of Grant Thornton  LLP to the incorporation by reference of its Report of Independent Registered Public Accounting Firm in this
             Form 10-KSB
31.1         Certification of by Charlie W Robison , the Company's CEO and
             Claude Imbleau , the Company's  principal financial officer and principal accounting officer
32.1         Certification of Periodic Financial Report pursuant to 18 U.S.C.
             section 1350
99.1*        United States Letters Patent for Optical Navigation System for an
             Automatic Guided Vehicle and Method (Patent No. 4,626,132; Date of
             Patent 08/15/89) (incorporated by reference to Exhibit 28.1 to the
             Form S-18)
99.2*        United States Letters Patent for Method and Apparatus for Providing
             Destination and Vehicle Function Information to an Automatic Guided
             Vehicle (Patent No. 4,780,817; Date of Patent 10/25/88)
             (incorporated by reference to Exhibit 28.2 to the Form S-18)
99.3*        United States Patent and Trademark  Office Notice of Recordation of
             Assignment  Document for United States Letters Patent for Automatic
             Guided Vehicle Traffic Control System and Method (Document Date
             02/19/88)   (incorporated   by reference to Exhibit 28.3 to the
             Form S-18)

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

     (b) Reports on Form 8-K

               1) Press release announcing Company raising $600,000 issue of new subordinated long-term debt (incorporated by reference to Exhibit 99.1 to the Company's December 4, 2007 Form 8-K)

               2) Announcement that Claude Imbleau will be taking on responsibilities of Principle Accounting Officer (incorporated by reference to item 5.02 to the Company's January 18, 2008 Form 8-K)

               3) Press release on major order totaling approximately $1,900,000 in the Forklift Industry (incorporated by reference to Exhibit 99.1 to the Company's February 1, 2008 Form 8-K)

Item 14.  Principal Accountant Fees and Services

    The information under the caption "Principal Accountant Fees and Services" in the Registrant's definitive Proxy Statement for its 2008 annual meeting of Stockholders is incorporated herein by reference.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          TRANSBOTICS CORPORATION
                                          Registrant

                                          By:    /s/ Charles W. Robison
                                              ---------------------------------
                                                 Charles W. Robison
                                                 Chief Executive Officer

                                          By:    /s/Claude Imbleau
                                              ---------------------------------
                                                 Claude Imbleau
                                                 Chief Financial Officer
                                                 Principal Accounting Officer


Date: February 28, 2008

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


                                By:     /s/ D. Bruce Wise
                                    ------------------------------
                                        D. Bruce Wise
                                        Chairman of the Board of Directors

                                By:     /s/ Charles W. Robison
                                    ------------------------------
                                        Charles W. Robison
                                        CEO
                                        Vice Chairman of the Board of Directors

                                By:     /s/Claude Imbleau
                                    ------------------------------
                                        Claude Imbleau
                                        CFO
                                        Director (Principal Financial Officer,
                                         Principal Accounting Officer)

                                By:     /s/ Neville Croft
                                    ------------------------------
                                        Neville Croft
                                        Vice President AutoMotion
                                        Director


                                By:     /s/ John H. Robison
                                    ------------------------------
                                        John H. Robison
                                        Director

                                By:     /s/ Larrimore Wright
                                    ------------------------------
                                        Larrimore Wright
                                        Director

                                By:     /s/ Curt Kennington
                                    ------------------------------
                                        Curt Kennington
                                        Director

                                By:     /s/ Anthony Packer
                                    ------------------------------
                                        Anthony Packer
                                        Director

Date: February 28, 2008