Form 10QSB
period 2008-02-29
TRANSBOTICS CORP
filed 2008-04-15
CIK 859621

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the quarterly period ended                  February 29, 2008
--------------------------------------------------------------------------------


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

    As of March 23, 2008, there were 5,074,951 shares of common stock outstanding.

    Transitional Small Business Disclosure Format (Check one):
       Yes___; No X

                                    I N D E X

                                                                                                                Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
                  Condensed Balance Sheets February 29, 2008 (Unaudited) and November 30, 2007                   3-4

                  Condensed Statements of Operations (Unaudited)
                   Three months ended February 29, 2008 and February 28, 2007                                      5

                  Condensed Statements of Cash Flows (Unaudited)
                    Three months ended February 29, 2008 and February 28, 2007                                     6

                  Notes to Condensed Financial Statements                                                       7-12

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                  13-19

Item 3. Controls and Procedures                                                                                   20

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                                                                         21

Item 2. Changes in Securities                                                                                     21

Item 3. Defaults Upon Senior Securities                                                                           21

Item 4. Submission of Matters to a Vote of Security Holders                                                       21

Item 5. Other Information                                                                                         21

Item 6. Exhibits and Reports on Form 8-K                                                                          21

                  (a) Exhibits -- Press Releases and other Exhibits

                  (b) Reports on Form 8-K
SIGNATURES                                                                                                        22


                                             PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
                                                TRANSBOTICS CORPORATION

                                                CONDENSED BALANCE SHEETS

                                                                                           February 29,   November 30,
                                                                                               2008            2007
                                                                                           (Unaudited)
------------------------------------------------------------------------------------------------------------------------

      ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                            $            - $       615,904
     Accounts receivable, net                                                                  1,141,010       1,208,068
     Inventories                                                                               1,043,535         606,168
     Costs and estimated earnings in excess of
            billings on uncompleted contracts                                                    142,299          78,362
     Prepaid expenses and other assets                                                            51,750          22,189

------------------------------------------------------------------------------------------------------------------------
 Total current assets                                                                          2,378,594       2,530,691
------------------------------------------------------------------------------------------------------------------------

NONCURRENT DEPOSITS                                                                               44,994          45,331
------------------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT
     Amortizable assets                                                                            4,000           4,000
      Furniture, fixtures and office equipment, including assets
            acquired under capital leases 2008 $67,019; 2007 $13,270                             427,861         353,313
      Machinery and equipment                                                                    177,278         176,442
------------------------------------------------------------------------------------------------------------------------
                                                                                                 609,139         533,755

       Less accumulated depreciation, including amounts applicable
           to assets acquired under capital leases 2008 $10,195; 2007 $7,741                     346,480         322,157
------------------------------------------------------------------------------------------------------------------------
                                                                                                 262,659         211,598
------------------------------------------------------------------------------------------------------------------------
                                                                                          $    2,686,247 $     2,787,620
========================================================================================================================


See Notes to Condensed Financial Statements

                                                                                               February 29, November 30,
                                                                                                   2008         2007
                                                                                               (Unaudited)
------------------------------------------------------------------------------------------------------------------------


      LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES

     Note payable, bank                                                                        $ 1,000,000  $ 1,000,000
     Current maturities of long- term debt                                                          12,154        2,905
     Bank overdraft                                                                                 40,090            -
     Accounts payable                                                                              777,122      648,399
     Accrued expenses and customer deposits                                                        196,683      207,625
     Billings in excess of costs and estimated
              earnings on uncompleted contracts                                                    690,809      297,458
------------------------------------------------------------------------------------------------------------------------
                   Total current liabilities                                                     2,716,858    2,156,387
------------------------------------------------------------------------------------------------------------------------

LONG-TERM DEBT
   Obligations under capital leases                                                                 46,250        3,894
   Subordinated long-term debt                                                                     900,000      900,000
   Less Subordinated long-term debt discount                                                      (273,000)    (280,000)
------------------------------------------------------------------------------------------------------------------------
                   Net long-term debt                                                          $   673,250  $   623,894
------------------------------------------------------------------------------------------------------------------------




STOCKHOLDERS' (DEFICIT) EQUITY
       Preferred stock, par value $.01 per share;
              1,000,000 shares authorized; no shares issued                                              -            -
       Common stock, par value $.01 per share;
                11,000,000 shares authorized;
               5,074,951 shares and 4,854,951 shares issued
               and outstanding at 2008 and 2007, respectively                                       50,749       50,749
       Additional paid-in capital                                                                4,970,603    4,941,825
       Accumulated deficit                                                                      (5,725,213)  (4,985,235)

------------------------------------------------------------------------------------------------------------------------
                                                                                                  (703,861)       7,339
------------------------------------------------------------------------------------------------------------------------
                                                                                               $ 2,686,247  $ 2,787,620
========================================================================================================================


                                                TRANSBOTICS CORPORATION


                                           CONDENSED STATEMENTS OF OPERATIONS
                                                      (Unaudited)

                                                                                                 Three Months Ended
                                                                                              February 29, February 28,
                                                                                                  2008         2007
------------------------------------------------------------------------------------------------------------------------

Net revenues                                                                                 $     853,469 $  1,507,682
Cost of goods sold                                                                                 796,235    1,100,505
------------------------------------------------------------------------------------------------------------------------
    Gross profit                                                                                    57,234      407,177
------------------------------------------------------------------------------------------------------------------------

Operating expenses:
      Selling                                                                                      186,392      219,354
      General and administrative                                                                   488,552      380,014
      Research and development                                                                      85,807      169,775
------------------------------------------------------------------------------------------------------------------------
                                                                                                   760,751      769,143
------------------------------------------------------------------------------------------------------------------------
            Operating loss                                                                        (703,517)    (361,966)

Net interest expense                                                                               (36,461)     (15,293)
------------------------------------------------------------------------------------------------------------------------

Net loss before income taxes                                                                      (739,978)    (377,259)

Federal and state income taxes (Note D)                                                                  -            -
------------------------------------------------------------------------------------------------------------------------
           Net loss                                                                          $    (739,978)$   (377,259)
========================================================================================================================


Weighted average number of common shares outstanding - basic                                     5,074,951    4,854,951
Weighted average number of common shares outstanding - diluted                                   5,140,540    5,159,105
========================================================================================================================

Loss per common share - basic (Note E)                                                       $       (0.15)$      (0.08)
Loss per common share - diluted (Note E)                                                             (0.15)       (0.08)

========================================================================================================================

Dividends per common share                                                                   $           - $          -
========================================================================================================================

See Notes to Condensed Financial Statements

                                                TRANSBOTICS CORPORATION


                                           CONDENSED STATEMENTS OF CASH FLOWS
                                                      (Unaudited)

                                                                                                 Three Months Ended
                                                                                              February 29, February 28,
                                                                                                  2008         2007
------------------------------------------------------------------------------------------------------------------------

NET CASH USED IN
     OPERATING ACTIVITIES                                                                    $    (633,051)$    (23,886)
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

      Purchase of property and equipment                                                           (20,799)     (38,937)
------------------------------------------------------------------------------------------------------------------------
              NET CASH USED IN
                INVESTING ACTIVITIES                                                               (20,799)     (38,937)
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
       Borrowing (Repayments) on revolving bank credit agreement                                         -     (100,000)
       Bank overdraft                                                                               40,090            -
        Principal payments on long-term borrowings,
            including capital lease obligations                                                     (2,144)        (609)
------------------------------------------------------------------------------------------------------------------------
               NET CASH (USED IN) PROVIDED BY
                 FINANCING ACTIVITIES                                                               37,946     (100,609)
------------------------------------------------------------------------------------------------------------------------
     Decrease in cash and cash equivalents                                                        (615,904)    (163,432)

      Cash and cash equivalents:

           Beginning                                                                               615,904      282,118
------------------------------------------------------------------------------------------------------------------------
           Ending                                                                            $           - $    118,686
========================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Cash payments for interest                                                            $      36,649 $     15,293

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES
      Capital lease obligations incurred for equipment                                       $      53,749 $          -

========================================================================================================================

See Notes to the Condensed Financial Statements

                             TRANSBOTICS CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



Note A.


The quarterly unaudited condensed financial statements and related notes have been prepared by Transbotics Corporation (the "Company"), without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at February 29, 2008, and for all periods presented, have been made.


Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended November 30, 2007. The results of operations for the three months ended February 29, 2008 are not necessarily indicative of the operating results for the full year.

Note B. Going concern


During 2007, the Company suffered significant operating losses, especially in the fourth quarter, as several anticipated orders were delayed or cancelled. Due to the low backlog at November 30, 2007 the Company also realized a significant loss in the first quarter of 2008. The impact of the losses on the Company's balance sheet raises substantial doubt about the Company's ability to continue as a going concern.

These problems created an urgent situation in which financing options were limited. Three Board members, each an accredited investor, purchased additional subordinated debt on November 30, 2007 (see note F) to address the immediate working capital condition. In addition, in January 2008, the Company entered into a contract for approximately $1,900,000 with a new customer. These combined developments help mitigate but do not remove the doubt about the Company's ability to continue as a going concern.

Management has taken and continues the following actions in an attempt to increase revenues and minimize losses:

     o    Reduce operating expenses
     o Establish and develop strategic alliances with selected customers and vendors
     o    Explore possible business combinations
     o    Pursue AGV system business in selected market niches
     o    Expand the aftermarket sales business

The Company is also reviewing its options for going private to reduce its operating expenses. The Company's current expenses relating to being public are approximately $250,000 annually.

There can be no assurance that the Company can successfully meet the objectives of any of such activities.

Note C. Recent accounting pronouncements


In September 2006, the FASB issued statement No. 157, "Fair Value Measurements", (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities and is intended to respond to investors' request for expanded information about the extent of which companies' measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets and liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data, establishes a fair value hierarchy that prioritizes the information used to develop those assumptions and requires separate disclosure by level within the fair value hierarchy. We adopted SFAS 157 effective December 1, 2007 and there was no impact to our financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair value Option for Financial Assets and Financial Liabilities" (SFAS 159"). SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. We adopted SFAS 159 effective December 1, 2007, without choosing to elect to measure certain financial assets or liabilities at fair value that were not previously measured at fair value. Thus there was no impact to our financial statements.

Note D. Income Taxes


The Company did not recognize any income tax benefits during the three months ended February 29, 2008 and 2007 for its losses. Deferred tax assets have not been recognized since utilization of operating loss carryforwards in the future are not more likely than not.

In July 2006, FASB issued interpretation No. 48, "Accounting for Uncertainty in Income taxes" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, "Accounting for Income taxes ("SFAS 109"). FIN 48 provides guidance on the financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transitions. FIN 48 is being recorded as a reduction of shareholders' equity during the first quarter of our fiscal year 2008. Additionally, in May 2007, the FASB published FSP No. ("FSP FIN 48-1"), "Definition of Settlement in FASB Interpretation No. 48". FSP FIN 48-1 is an amendment to FIN 48. It clarifies how an enterprise should determine whether a tax position is effectively settled for the purposes of recognizing previously unrecognized tax benefits. The provisions of FIN 48 and FSP-FIN 48-1 are effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 and FSP FIN 48-1 at the beginning of the first quarter of fiscal 2008. Previously, the Company had accounted for tax contingencies in accordance with statement of Financial Accounting Standard 5, accounting for contingencies. As required by interpretation 48, which clarifies Statement 109, Accounting for income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following the audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company would recognize interest accrued related to unrecognized tax benefits in interest and penalties in operating expenses for all periods presented.

At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open and determined there were no unrecognized tax benefits for which a liability would require as of December 1, 2007.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note E. Losses per common share


Basic per share amounts are computed, generally, by dividing net income or loss by the weighted-average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is antidilutive. At February 29, 2008 and February 28, 2007 the Company had options outstanding to purchase a total of 169,500 and 211,500 shares of common stock of the Company at weighted-average exercise prices of varying amounts.


The following table sets forth the comparison of basic and diluted (losses) earnings per share:

                                                                         Three Months Ended
                                                                     February 29,   February 28,
                                                                        2008            2007
                                                                   ------------------------------

BASIC (LOSS) INCOME PER SHARE:
  Net loss                                                         $     (739,978) $    (377,259)
  Weighted -average shares                                              5,074,951      4,854,951
                                                                   ------------------------------

  Basic loss per share                                             $        (0.15) $       (0.08)
                                                                   ==============================

DILUTED (LOSS) INCOME PER SHARE:
  Net loss                                                         $     (739,978) $    (377,259)
  Plus impact of assumed conversions:
    Interest on 6% convertible notes, net of related tax effect                 -          4,500
                                                                   ------------------------------
                                                                   $     (739,978) $    (372,759)
                                                                   ------------------------------

Weighted average shares                                                 5,074,951      4,854,951
  Plus effect of dilutive potential shares:
     Stock options                                                         65,589         99,609
     Warrants                                                                   -              -
     Convertible notes                                                          -              -
                                                                   ------------------------------
                                                                        5,140,540      5,159,105
                                                                   ------------------------------
Diluted loss per share                                             $        (0.15) $       (0.08)
                                                                   ==============================


All potential Common stock instruments above were antidilutive at February 29, 2008 and February 28,2007.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note F. Note Payable and Long-Term Debt

Current debt consists of the following:                                                   2008             2007
----------------------------------------------------------------------------------------------------------------------

Note payable agreement with a financial institution that allows the Company to borrow up to $1,000,000 and bears interest at LIBOR + 2.00%. The line of credit agreement (signed March 2, 2007) is further secured by the Company's assets and includes a maturity date of March 23, 2008. Under the terms of the renegotiated agreement, the obligation includes a "payable on demand" feature. The loan agreement obligation is evidenced by a demand note. As of the reporting date of this report the line has not been renewed and an extension is still being
negotiated (1)(2)                                                                       $  1,000,000     $  1,000,000
----------------------------------------------------------------------------------------------------------------------

Long-term debt consists of the following :
----------------------------------------------------------------------------------------------------------------------

In September 2003, the Company issued $300,000 of 6% convertible subordinated notes due September 2013. Interest on the 6% convertible notes is payable quarterly on each February 28, May 31, August 31 and November 30 during the term of the notes. The 6% convertible notes were issued at 100% principal value, and are convertible, in aggregate, into 750,000 shares of common stock at the option of the holders at any time while the note is outstanding at a price of $0.40 per share. The 6% convertible notes may be redeemed, in whole or in part, at the
Company's option after September 30, 2006 at 100% of the principal amount. To
date, no redemption has been made by the Company.                                          $ 300,000        $ 300,000
----------------------------------------------------------------------------------------------------------------------

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

On November 30, 2007, the Company issued $600,000 of 6% subordinated notes due November 30, 2017. Interest on the 6% notes is payable quarterly on each February 28, May 31, August 31 and November 30 during the term of the notes. The 6% convertible notes were issued at 100% principal value. 2,000,000 warrants to purchase common stock were issued with the notes and are exercisable at a price of $0.40 per share. (Note 16)

Each Note is subject to prepayment in whole or in part, by the Company upon the Company's providing thirty (30) days prior written notice to the holder and its payment of the principal of and accrued interest on the Note(s). The Holders of the Notes have been granted a limited conditional right of early payment as hereafter described. The holders may, by written notice delivered to the Company at any time during the thirty (30) day period following the occurrence (as evidenced by the Company's filing of the Form 10-KSB or any other successor report form) of a Minimum Net Income Year (as defined below), demand a prepayment not to exceed, respectively: $87,500 for John H. Robison Irrevocable Trust, $50,000 for Curt Kennington, $50,000 for Anthony William Packer Rollover IRA and $12,500 for Stephen B. Robison Irrevocable Trust. The holders of the notes may exercise such demand right independently.

A Minimum Net Income Year shall mean, for any fiscal year of the Company's operations commencing with the Company's November 30, 2008 fiscal year, the
Company's recording of at least Four Hundred Thousand Dollars ($400,000) of net income (as reported in the Company's Form 10-KSB or any other successor report form for such annual period). The Holders of these Notes are entitled to only one such prepayment during any single fiscal year of the Company during the term of these Notes. The payment(s) shall be made no later than thirty (30) days
after Company's receipt of a timely notice from Holder(s).                            $      600,000   $      600,000
----------------------------------------------------------------------------------------------------------------------
Obligations under capital leases                                                              58,404            6,799
----------------------------------------------------------------------------------------------------------------------
                                                                                             958,404          906,799
Less current maturities:
----------------------------------------------------------------------------------------------------------------------
         Notes                                                                                     -                -
----------------------------------------------------------------------------------------------------------------------
         Obligations under capital leases                                                     12,154            2,905
----------------------------------------------------------------------------------------------------------------------
                                                                                     $       946,250  $       903,894
======================================================================================================================

(1) The Libor rate at February 29, 2008 was 5.12%.
(2) The line of credit is secured by a first priority security interest in the Company's accounts receivable, inventory, software and intangibles.

Note G.   Related Party Transactions

    In 2003, Curt Kennington, the general partner of Kennington Family Limited LLC, the Company's landlord, became a related party when he invested in the Company by acquiring shares and convertible debt (see note F). Mr. Kennington invested $150,000 and received a subordinated note from the Company paying 6% interest annually as described in Note E. On November 30, 2007 Mr. Kennington received 500,000 warrants to purchase common stock at $0.40 per share when he made the investment. Mr. Kennington received interest payments from the Company of $3,375 and $1,125 on the subordinated notes for each of the quarters ended February 29, 2008 and 2007, respectively. The Company's rent paid to the Kennington Family Limited LLC for the quarters ended February 29, 2008 and 2007 amounted to $40,462 and $40,462 respectively. Mr. Kennington was also appointed to the Board on July 24, 2007.

    In 2003, Mr. John Robison became a Director and related party when he invested in the Company by acquiring shares and convertible debt (see note F). On November 30, 2007, cetrain affiliates of John Robison (John H. Robison Irrevocable Trust and Stephen B. Robison Irrevocable Trust) invested $300,000 and received a subordinated note from the Company paying 6% interest annually as described in Note F. These affiliates received 1,000,000 warrants to purchase common stock at $0.40 per share when they made the 2007 investment. Mr. Robison and the affiliated entities, received aggregate interest payments from the Company of $6,750 and $2,250 on the subordinated notes for each of the quarters ended February 29, 2008 and 2007, respectively.

    In 2003, Mr. Anthony Packer became a shareholder and related party when he invested in the Company by acquiring shares and convertible debt (see note F). In a separate transaction on November 30, 2007, Mr. Packer invested $150,000 and received a subordinated note from the Company paying 6% interest annually also as described in Note F. Mr. Packer received 500,000 warrants to purchase common stock at $0.40 per share when he made the 2007 investment. Mr. Packer received interest payments from the Company of $3,375 and $1,125 on the subordinated notes for each of the quarters ended February 29, 2008 and 2007. Mr. Packer was also appointed to the Board on July 24, 2007.

Note H.   Issuance of Common Stock

     On September 23, 2003, in a private placement pursuant to Regulation D promulgated by the Securities and Exchange Commission, the Company 1) sold 1,200,000 shares of its common stock, par value $0.01 per share ("common stock") at $0.25 a share, and 2) issued $300,000 of Convertible Subordinated Notes. The interest rate on the Notes is 6% per annum and is payable quarterly beginning November 30, 2003. Principal and unpaid interest shall be payable on September 30, 2013. For as long as these Notes are outstanding, any of these Notes may be converted in whole, but not in part, at the option of the holder into shares of common stock of the Company, at a conversion price of $0.40 per share. The Notes are subject to redemption in whole or in part at the option of the Company at any time after September 30, 2006. The Company has agreed to register the shares of common stock and any new shares issued upon conversion of the notes for resale under the Securities Act of 1933, as amended, pursuant to an investor rights agreement dated September 23, 2003.

     Director compensation is $10,000 annually for the directors paid quarterly in arrears. In addition the Company issues 10,000 shares of restricted stock to each director for fiscal 2008. The chairman receives an additional 15,000 shares of restrictive stock for holding the chair position. Directors who are officers receive no director compensation for their services. No stock compensation was expensed in the first quarter of 2008 and 2007.

        The Company issued 200,000 shares of restricted common stock on April 26, 2007 to the previous owner of AutoMotion Systems, Inc. as part of his employment contract. The shares vest on a monthly basis over the first 12 months of his employment. The total cost of the issuance is $93,110 and is being amortized on a monthly basis. The Company recognized an amortization expense of $23,277 and $0 in the first quarter of 2008 and 2007, respectively.

      The Company granted 250,000 shares of restricted common stock to the new CEO based upon his compensation agreement. The shares vest over 5 years at 20% (50,000) per year starting on July 24, 2008. As of February 29, 2008, $5,500 of the restricted stock cost was expensed compared to no expense for the first quarter of 2007.

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

                                                                                                 Percentage Change
                                                                                                     Increase
                                                        Percentage of Net Revenues                  (Decrease)
                                                        For the Three Months Ended              Three Months Ended
                                                                                              February 28, 2007 vs.
                                                  February 29, 2008     February 28, 2007        February 29, 2008
                                                          %                     %                        %
Net revenues                                                     100.0                100.0                       (43.4)
Cost of goods sold                                                93.3                 73.0                       (27.7)
------------------------------------------------------------------------------------------------------------------------

Gross profit                                                       6.7                 27.0                       (85.9)
------------------------------------------------------------------------------------------------------------------------
Operating expenses:
   Selling                                                        21.8                 14.5                       (15.0)
   General and administrative                                     57.2                 25.2                        28.6
   Research and development                                       10.1                 11.3                       (49.5)
------------------------------------------------------------------------------------------------------------------------
                                                                  89.1                 51.0                        (1.1)
------------------------------------------------------------------------------------------------------------------------
Operating (loss)                                                 (82.4)               (24.0)                       94.4

Net interest expense                                               4.3                  1.0                       138.4
------------------------------------------------------------------------------------------------------------------------

Loss before income taxes                                         (86.7)               (25.0)                       96.2

Income taxes                                                         -                    -                           -
------------------------------------------------------------------------------------------------------------------------

Net Loss                                                         (86.7)               (25.0)                       96.2
------------------------------------------------------------------------------------------------------------------------

Quarter Ended February 29, 2008 Compared to the Quarter Ended February 28, 2007

      Net revenues decreased by $654,213 or 43.4% from $1,507,682 in the earlier period to $853,469 in the latter period. The decrease is primarily due to a low backlog at November 30, 2007, of which a large portion was not scheduled to be shipped until the second and third quarter of 2008. This resulted in a lower number of AGV units produced and engineering services performed for projects for the current quarter compared to the prior quarter.

      Cost of goods sold decreased from $1,100,505 to $796,235, or 27.7%, primarily due to lower revenues. Cost of goods sold as a percentage of sales increased from 73.0% to 93.3% because of engineering labor expenses not decreasing as much as engineering revenues. Gross profit decreased by $349,943 or 85.9% from $407,177 to $57,234 due primarily to lower product and engineering revenues from a poor opening backlog as well as engineering inefficiencies compared to the prior period. Gross profit as a percentage of revenues decreased from 27.0% to 6.7%.

      Selling expenses decreased from $219,354 to $186,392, or 15.1% due to the Company attending a major trade show in the prior year quarter while similar trade show expenses in 2008 will not be incurred until the second quarter in 2008. General and administrative expenses increased from $380,014 to $488,552, or 28.6% compared to the prior year. The increase was primarily due to (1) the hiring of the new CEO and related compensation equaling approximately $63,500 and (2) approximately $60,000 of professional accounting and legal fees. The Company incurred $85,807 of research and development expenses in the first quarter ending in 2008 compared to $169,775 in the first quarter ending in 2007. The decrease in R&D was attributed to less engineering development work required due to the R & D efforts of the prior year.

      Primarily as a result of the foregoing, an operating loss was recognized of $703,517 in the first quarter of 2008 compared to operating loss of $361,966 in the first quarter of 2007.

      The net interest expense increased from $15,293 to $36,461 in the current year primarily due to interest on the new notes issued November 30, 2007 and amortization of the debt discount relating to the new notes.

      The Company did not recognize any income tax benefits during the three months ended February 29, 2008 and 2007 for its losses. Deferred tax assets have not been recognized since utilization of operating loss carryforwards in the future are not more likely than not.

      Primarily due to the lower revenues in 2008 and lower gross profit margin percentages, the Company realized a net loss in first quarter of 2008 of $739,978 compared to a net loss of $377,259 in the first quarter of 2007.

Backlog. Backlog consists of all amounts contracted to be paid by customers but not yet recognized as net revenues by the Company. At February 29, 2008, the Company had a backlog of approximately $3,550,000 compared to approximately $3,000,000 one year earlier.

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

During the period ended February 29, 2008, net cash used in operating activities was $633,051. The Company's cash balance was negatively affected by the Company's net loss of $739,978 . The Company's inventory increased by $437,367 compared to the year end balance in preparation for production of 5 specialty AGV's to be produced in the second quarter of 2008. The Company purchased a new phone system for $53,749 in the first quarter of 2008 which was financed by a capital lease. The Company's working capital decreased from $374,304 at November 30, 2007 to a working capital deficit of $338,264.

The Company $1,000,000 bank line of credit (as further described in Note E to the financial statements) was not extended and loan was transferred to the special asset group of the Bank. The Company and the bank are still discussing the terms and repayment of the line. There can be no assurance that the line will be renewed with terms that are acceptable to the Company.

The Company believes that its working capital deficit at February 29, 2008 is not adequate for its current operations. This raises significant concerns about the Company's ability to continue as a going concern. Customer orders or additional working capital are needed in the near future, due to the low backlog at November 30, 2007, as well as continued losses in the first quarter of 2008. Further reductions of working capital would have a serious impact on our ability to operate effectively. The Company will continue to review its options to reduce expenses, raise additional working capital and to explore possible business combinations to secure its future. The Company can not assure that it will be successful in raising additional funds to meet its needs.

The following risk factors, in addition to the other information contained in this report, should be considered in your evaluation of the Company and its financial condition. Current capital requirements could increase beyond the amounts available on the line of credit, and there is no certainty that additional capital whether debt or equity is available. The Company's backlog at February 29, 2008 improved to approximately $3,550,000 from $1,860,000 at November 30, 2006. The Company depends on backlog and future contracts to remain profitable and depends on its line of credit to periodically fund operations. If future contracts are not received as expected, the Company's operations may suffer.

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

Share base payments:

Statement 123(R), Share Based Payment, (Statement 123 (R)) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost is measured based on the fair value of the instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. The Company adopted Statement 123(R) on March 1, 2006, requiring compensation cost to be recognized as expense for outstanding unvested awards, based on the grant-date fair value of those awards. The adoption of Statement 123(R) did not have a material impact on its financial position as all options granted were fully vested at the time of adoption.

At February 29, 2008 and February 28, 2007, options were outstanding to purchase a total of 169,500 and 211,500 shares, respectively, Common Stock of the Company at weighted-average exercise prices of varying amounts. All outstanding options were vested and exercisable at February 29, 2008 and February 28, 2007.

During the year ending November 30, 2007 the Company issued 220,000 shares of restricted common stock for services rendered and granted 250,000 shares of restricted common stock to the new CEO based upon his compensation agreement. 200,000 shares of the above shares vest equally monthly over a one year period beginning in April 2007 and the CEO shares vest over 5 years at 20% (50,000) per year starting on July 24, 2008. The Company recognized compensation cost in the financial statements of $28,777 in the first quarter of 2008 and $0 in the first quarter of 2007.

Income taxes:

    Provisions for income taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences, operating losses, and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

      As of February 29, 2008, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, the Company's CEO and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective at the reasonable assurance level as of February 29, 2008.

      In addition to management's evaluation of disclosure controls and procedures above, in connection with the audits of our financial statements for the quarters ended February 29, 2008 and 2007, the Company is continuing to review and enhance policies and procedures involving accounting, information systems and monitoring.

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

      Except as noted above, there have been no changes in internal control over financial reporting that occurred during the twelve months ended February 29, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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


     (b)  Reports on Form 8-K

     1. January 18, 2008 Form 8-K announcing the position of Principal Accounting Officer was eliminated in an effort to reduce operating expenses for the Company, effective December 31, 2007.
     2. February 1, 2008 Form 8-K announcement of order from new customer that manufactures forklifts totaling approximately $1,900,000.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                  TRANSBOTICS CORPORATION
                                         (Registrant)




                                  BY:          /s/ Charles W. Robison
                                     -------------------------------------------
                                            Charles W. Robison
                                            Chief Executive Officer




                                  BY:          /s/ Claude Imbleau
                                     -------------------------------------------
                                            Claude Imbleau
                                            CFO, Director
                                            Principal Financial Officer






Date:  April 15, 2008
       --------------

                                  EXHIBIT INDEX



The following documents are included in this Form 10-QSB as an Exhibit:


                    Designation Number
                    Under Item 601 of
Exhibit Number      Regulation S-K        Exhibit Description                                           Page Number
-------------------------------------------------------------------------------------------------------------------


(A)                                       Exhibits:

1.                  10.1                  Press release announcing new order from new customer that
                                          manufacture forklifts (incorporated by reference to
                                          Company's 8-K filing of February 1, 2008)                          -
2.                  10.2                  Press  release   announcing   new  order  from  an  existing
                                          customer for approximately $530,000                               24
2.                  31.1                  Certification  of  each  principal   executive  officer  and      25
                                          principal financial officer
3.                  32.1                  Certification  of Periodic  Financial  Report pursuant to 18      26
                                          U.S.C. section 1350
