Form 10QSB
period 2008-05-31
TRANSBOTICS CORP
filed 2008-07-14
CIK 859621

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          May 31, 2008
--------------------------------------------------------------------------------


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

     As of June 15, 2008, there were 5,149,951 shares of common stock outstanding.

     Transitional Small Business Disclosure Format (Check one):
     Yes___; No _X_

                                    I N D E X
                                                                            Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
             Condensed Balance Sheets                                        3-4
               May 31, 2008 (Unaudited) and November 30, 2007

             Condensed Statements of Operations (Unaudited)                    5
               Three and six months ended May 31, 2008 and May 31, 2007

             Condensed Statements of Cash Flows (Unaudited)                    6
               Six months ended May 31, 2008 and May 31, 2007

             Notes to Condensed Financial Statements                        7-14

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                           14-22

Item 3.  Controls and Procedures                                              23


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    24

Item 2.  Changes in Securities                                                24

Item 3.  Defaults Upon Senior Securities                                      24

Item 4.  Submission of Matters to a Vote of Security Holders                  24

Item 5.  Other Information                                                    24

Item 6.  Exhibits and Reports on Form 8-K                                     24
             (a) Exhibits -- Press Releases and other Exhibits
             (b) Reports on Form 8-K

SIGNATURES                                                                    25

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                             TRANSBOTICS CORPORATION

                            CONDENSED BALANCE SHEETS

                                                                                   May 31,      November 30,
                                                                                    2008           2007
                                                                                 (Unaudited)
---------------------------------------------------------------------------------------------------------------

    ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                     $    118,455   $    615,904
  Accounts receivable, net                                                           859,320      1,208,068
  Inventories                                                                        894,177        606,168
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                                                113,762         78,362
  Prepaid expenses and other current assets                                           54,395         22,189

---------------------------------------------------------------------------------------------------------------
         Total current assets                                                      2,040,109      2,530,691
---------------------------------------------------------------------------------------------------------------


NONCURRENT DEPOSITS                                                                   44,657         45,331
---------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT
  Amortizable assets                                                                   4,000          4,000
  Furniture, fixtures and office equipment, including assets
    acquired under capital leases; 2008 $67,019, 2007 $13,270                        434,471        353,313
  Machinery and equipment                                                            177,894        176,442
---------------------------------------------------------------------------------------------------------------
                                                                                     616,365        533,755

  Less accumulated depreciation including amounts applicable
    to assets acquired under capital leases; 2008 $14,442, 2007 $7,740               370,451        322,157
---------------------------------------------------------------------------------------------------------------
                                                                                     245,914        211,598
---------------------------------------------------------------------------------------------------------------

                                                                                $  2,330,680   $  2,787,620
===============================================================================================================

See Notes to Condensed Financial Statements

                                                                                   May 31,      November 30,
                                                                                    2008           2007
                                                                                 (Unaudited)
---------------------------------------------------------------------------------------------------------------


    LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES
  Note payable, Bank                                                            $    935,000   $  1,000,000
  Current obligations under capital leases                                            12,446          2,905
  Accounts payable                                                                   879,280        648,399
  Accrued expenses and customer deposits                                              99,152        207,625
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                                                772,138        297,458
---------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                 2,698,016      2,156,387
---------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT
  Obligations under capital leases                                                    43,027          3,894
  Subordinated long-term bebt                                                        900,000        900,000
  Less subordinated long term debt discount                                         (266,000)      (280,000)
---------------------------------------------------------------------------------------------------------------
         Net subordinated long-term debt                                             677,027        623,894
---------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT) EQUITY
  Preferred stock, par value $.01 per share;
    1,000,000 shares authorized; no shares issued                                          -              -
  Common stock, par value $.01 per share;
    11,000,000 shares authorized
    5,149,951 and  5,074,951 shares
    issued and outstanding at 2008 and 2007, respectively                             51,499         50,749
  Additional paid-in capital                                                       4,999,621      4,941,825
  Accumulated deficit                                                             (6,095,483)    (4,985,235)

---------------------------------------------------------------------------------------------------------------
                                                                                  (1,044,363)         7,339
---------------------------------------------------------------------------------------------------------------
                                                                                $  2,330,680   $  2,787,620
===============================================================================================================

                             TRANSBOTICS CORPORATION


                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            Three Months Ended             Six Months Ended
                                                          May 31,        May 31,         May 31,        May 31,
                                                           2008           2007            2008           2007
---------------------------------------------------------------------------------------------------------------------

Net revenues                                           $  1,655,979   $  2,882,086    $  2,509,448   $  4,389,768
Cost of goods sold                                        1,272,045      2,025,126       2,068,280      3,125,631
---------------------------------------------------------------------------------------------------------------------
   Gross profit                                             383,934        856,960         441,168      1,264,137
---------------------------------------------------------------------------------------------------------------------

Operating expenses:
   Selling                                                  203,290        163,524         389,682        382,878
   General and administrative                               434,193        453,084         922,745        833,098
   Research and development                                  63,765        198,068         149,572        367,843
---------------------------------------------------------------------------------------------------------------------
                                                            701,248        814,676       1,461,999      1,583,819
---------------------------------------------------------------------------------------------------------------------
       Operating (loss) income                             (317,314)        42,284      (1,020,831)      (319,682)
---------------------------------------------------------------------------------------------------------------------


Net interest expense                                        (52,956)       (17,488)        (89,417)       (32,781)
---------------------------------------------------------------------------------------------------------------------

(Loss) income before income taxes                          (370,270)        24,796      (1,110,248)      (352,463)

Federal and state income taxes                                    -              -               -              -
---------------------------------------------------------------------------------------------------------------------


       Net (loss) income                               $   (370,270)  $     24,796    $ (1,110,248)  $   (352,463)
=====================================================================================================================

Weighted average number of common
  shares outstanding                                      5,092,886      4,938,429       5,083,967      4,897,149
---------------------------------------------------------------------------------------------------------------------

(Loss) income per common share - basic                 $      (0.07)  $       0.01    $      (0.22)  $      (0.07)
(Loss) income per common share - diluted                      (0.07)          0.01           (0.22)         (0.07)

=====================================================================================================================

Dividends per common share                             $          -   $          -    $          -   $          -
=====================================================================================================================

See Notes to the Condensed Financial Statements

                             TRANSBOTICS CORPORATION


                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      Six Months Ended
                                                                                   May 31,        May 31,
                                                                                    2008           2007
---------------------------------------------------------------------------------------------------------------

NET CASH (USED IN) PROVIDED BY
  OPERATING ACTIVITIES                                                          $   (398,514)  $      8,479
---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Automotion assets                                                            -       (239,502)
  Purchase of property and equipment                                                 (28,860)       (44,959)
---------------------------------------------------------------------------------------------------------------

         NET CASH USED IN
           INVESTING ACTIVITIES                                                      (28,860)      (284,461)
---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net (payments) borrowings on revolving bank credit agreement                       (65,000)        46,000
  Principal payments on long-term borrowings                                          (5,075)        (1,237)
---------------------------------------------------------------------------------------------------------------

         NET CASH (USED IN) PROVIDED BY
           FINANCING ACTIVITIES                                                      (70,075)        44,763
---------------------------------------------------------------------------------------------------------------
  Decrease in cash and cash equivalents                                             (497,449)      (231,219)

  Cash and cash equivalents:

    Beginning                                                                        615,904        282,118
---------------------------------------------------------------------------------------------------------------
    Ending                                                                      $    118,455   $     50,899
===============================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash payments for interest                                                  $     89,605   $     32,835
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
    Issuance of restricted common stock                                         $     26,000   $     21,600
    Capital lease obligations incurred for equipment                            $     53,749   $          -

===============================================================================================================

See Notes to the Condensed Financial Statements

                             TRANSBOTICS CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A.

The unaudited condensed financial statements and related notes have been prepared by Transbotics Corporation (the "Company"), without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at May 31, 2008, and for all periods presented, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended November 30, 2007. The results of operations for the six months ended May 31, 2008 are not necessarily indicative of the operating results for the full year.

Note B.  Going concern

During 2007, the Company suffered significant operating losses, especially in the fourth quarter, as several anticipated orders were delayed or cancelled. Due primarily to the low backlog at November 30, 2007 the Company also realized a significant loss in the first six months of 2008. The impact of the losses and the line of credit becoming due and payable July 31, 2008 (see Note F) raise substantial doubt about the Company's ability to continue as a going concern.

These problems created an urgent situation in which financing options were limited. Three Board members, each an accredited investor, purchased additional subordinated debt on November 30, 2007 (see note F) to address the immediate working capital condition. In addition, in January 2008, the Company entered into a contract for approximately $1,900,000 with a new customer. These combined developments do not remove the substantial doubt about the Company's ability to continue as a going concern.

     Management has taken and continues the following actions in an attempt to increase revenues and minimize losses:

o    Explore possible business combinations
o    Reduce operating expenses
o    Pursue AGV system business in selected market niches

The Company is also seriously reviewing its options for going private to reduce its operating expenses. The Company's current expenses relating to being public are approximately $250,000 annually.

There can be no assurance that the Company can successfully meet the objectives of any of such activities.

Note C. Recent accounting pronouncements

In September 2006, the FASB issued statement No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 provides guidance for using fair value to measure assets and liabilities and is intended to respond to investors' request for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets and liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data, establishes a fair value hierarchy that prioritizes the information used to develop those assumptions and requires separate disclosure by level within the fair value hierarchy. We adopted SFAS 157 effective December 1, 2007 and there was no impact to our financial statements.

In February 2008, the FASB issued FSP No. SFAS 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"). FSP 157-2 defers the effective date of SFAS 157 for nonfinancial assets and nonfiancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years and Interim periods within those fiscal years, beginning after November 15, 2008, or our fiscal 2008. We are currently evaluationg the impact of adopting the provisions of FSP 157-2.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

In February 2007, the FASB issued SFAS No. 159, "The Fair value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. We adopted SFAS 159 effective December 1, 2007, without choosing to elect to measure certain financial assets or liabilities at fair value that were not previously measured at fair value. Thus there was no impact to our financial statements.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS 141R"). SFAS 141R establishes principles and requirements for how the acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, the intangible assets acquired and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141R are effective for fiscal years beginning after December 15, 2008. Accordingly, we will apply the provisions of SFAS 141R prospectively to business combinations consummated beginning in the first quarter of 2010.

In February 2008, the FASB issued FSP No. 157-2, "effective date of FASB Statement No. 157("FSB 157-2"). FSP 157-2 defers the effective date of SFAS 157 for nofinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years and interim periods within those fiscal years, beginning after November 15, 2008, or our fiscal 2009. We are currently evaluating the impact of adopting the provisions of FSP 157-2.

In April 2008, the FASB issued FASB staff position No.142-3, "Determination of the useful life of Intangible Assets" ("FSB FAS 142-3"). In determining the useful life of acquired assets, FSP FAS 142-3 removes the requirement to consider whether an intangible asset can be renewed without substantial cost of material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, We are evaluating the impact, if any, of FSP FAS 142-3.

In May 2008, the FASB published FSP Accounting Principles Board Opinion No.14-1, "Accounting for Convertible Debt Instruments That May Be Settle in Cash upon Conversion"(Including Partial Cash Settlement)" ("FSP 14-1"). FSP 14-1 specifies that issuers of convertible debt instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. In addition, transaction costs incurred with third parties that directly relate to the issuance of convertible debt instruments shall be allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance cost and equity issuance cost, respectively. The provisions of FSP 14-1 shall be applied retrospectively to all periods presented when adopted. The provisions of FSP 14-1 are effective for fiscal years beginning after December 15, 2008, or our fiscal 2010 and interim periods within those fiscal years. We are evaluating the impact, if any, of FSP 14-1.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note D.  Income Taxes

The Company did not recognize any income tax benefits during the six months ended May 31, 2008 and May 31, 2007 for its losses. Deferred tax assets have not been recognized since utilization of operating loss carryforwards is not considered more likely than not.

In July 2006, FASB issued interpretation No. 48, "Accounting for Uncertainty in Income taxes" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes ("SFAS 109"). FIN 48 provides guidance on the financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transitions. Additionally, in May 2007, the FASB published FSP No. 48-1 ("FSP FIN 48-1"), "Definition of Settlement in FASB Interpretation No. 48". FSP FIN 48-1 is an amendment to FIN 48. It clarifies how an enterprise should determine whether a tax position is effectively settled for the purposes of recognizing previously unrecognized tax benefits. The provisions of FIN 48 and FSP-FIN 48-1 are effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 and FSP FIN 48-1 at the beginning of the first quarter of fiscal 2008. Previously, the Company had accounted for tax contingencies in accordance with statement of Financial Accounting Standard 5, accounting for contingencies. As required by FIN 48, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following the audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. Any interest and penalties related to income tax matters will be recognized as a component of the income tax provision if incurred.

At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open and determined there were no unrecognized tax benefits for which a liability would require as of December 1, 2007.

As of the date of adoption, the Company is subject to income taxes in the U.S. federal jurisdiction, and various states. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. Due to the net operating loss carry forwards dating back to 1994, the 1994 through 2007 tax years remain subject to examination by federal and state income tax authorities

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note E.  (Loss) Earnings per common share

Basic per share amounts are computed, generally, by dividing net income by the weighted-average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is antidilutive. At May 31, 2008 and May 31, 2007 the Company had options outstanding to purchase a total of 113,000, and 205,500 shares of common stock, respectively, at weighted-average exercise prices of varying amounts. At May 31, 2008 and May 31, 2007 the Company had warrants outstanding to purchase a total of 2,000,000 and 0 shares of common stock, respectively, at an exercise price of $0.40 a share. The Company had $300,000 of convertible debt outstanding in 2008 and 2007 at an exercise price of $0.40 a share.

The following table sets forth the comparison of basic and diluted earnings
(loss) per share:

                                                              Three Months Ended        Six Months Ended
                                                             May 31,       May 31,      May 31,      May 31,
                                                               2008         2007         2008         2007
                                                           ----------------------------------------------------

BASIC (LOSS) INCOME PER SHARE:
  Net (loss) income                                         $ (370,270)  $    24,796  $(1,110,248)  $ (352,463)
  Weighted average shares                                     5,092,886    4,938,429     5,083,967    4,897,149
                                                           ----------------------------------------------------

  Basic (loss) earnings per share                           $    (0.07)  $      0.01  $     (0.22)  $    (0.07)
                                                           ====================================================

DILUTED (LOSS) INCOME PER SHARE:
  Net (loss) income                                         $ (370,270)  $    24,796  $(1,110,248)  $ (352,463)
  Plus impact of assumed conversions:
    Interest on 6% convertible notes, net of related              -            4,500         -            9,000
                                                           ----------------------------------------------------
                                                            $ (370,270)  $    29,296  $(1,110,248)  $ (343,463)
                                                           ====================================================

Weighted average shares                                       5,092,886    4,938,429     5,083,967    4,897,149
  Plus effect of dilutive potential shares:
    Stock options                                                20,067      102,663        38,144      100,229
    Warrants                                                       -
    Convertible notes                                              -         229,769          -         217,456
                                                           ----------------------------------------------------
                                                              5,112,953    5,270,861     5,122,111    5,214,834
                                                           ----------------------------------------------------
Diluted (loss) earnings per share                           $    (0.07)  $      0.01  $     (0.22)  $    (0.07)
                                                           ====================================================


All potential Common stock instruments above were antidilutive for the three and six month periods ended May 31, 2008.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note F.  Note Payable and Long-Term Debt

Current debt consists of the following:                                               2008            2007

-----------------------------------------------------------------------------------------------------------

The Company $1,000,000 bank line of credit was not extended and credit facility was transferred to the special asset group of the Bank which renegotiated a Modification and Forbearance Agreement . Payment obligations under the
Modification and Forbearance Agreement dated April 23, 2008 caps the credit facility at $935,000 and extends it to July 31, 2008. Interest accrues at the existing rate of LIBOR +2.00% and is payable monthly. The entire indebtedness becomes due and payable on July 31, 2008 unless renegotiated. On June 27, 2008 a Subordination Agreement was signed which entitled the bank to receive approximately $170,000 or 10% of an outstanding customer contract, the proceeds will be applied directly against the outstanding obligation balance. There can be no assurance that the line will be renewed July 31, 2008 with terms that are acceptable to the Company.

Prior to the Modification and Forbearance Agreement the line of credit agreement allowed the Company to borrow up to $1,000,000 with interest at LIBOR + 2.00%.
The line of credit agreement (signed March 2, 2007) continues to be secured by the Company's assets. Under the terms of the agreement, the obligation includes a "payable on demand" feature. The line of credit agreement obligation is
evidenced by a demand note. (1)(2)                                              $   935,000    $ 1,000,000
-----------------------------------------------------------------------------------------------------------

Long-term debt consists of the following :
-----------------------------------------------------------------------------------------------------------

In September 2003, the Company issued $300,000 of 6% convertible subordinated notes due September 2013. Interest on the 6% convertible notes is payable quarterly on each February 28, May 31, August 31 and November 30 during the term of the notes. The 6% convertible notes were issued at 100% principal value, and are convertible, in aggregate, into 750,000 shares of common stock at the option of the holders at any time while the note is outstanding at a price of $0.40 per share. The 6% convertible notes may be redeemed, in whole or in part, at the
Company's option after September 30, 2006 at 100% of the principal amount. To
date, no redemption has been made or is planned by the Company.                 $   300,000    $   300,000
-----------------------------------------------------------------------------------------------------------

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

-----------------------------------------------------------------------------------------------------------

On November 30, 2007, the Company issued $600,000 of 6% subordinated notes due
November 30, 2017. Interest on the 6% notes is payable quarterly on each February 28, May 31, August 31 and November 30 during the term of the notes. The
6% notes were issued at 100% principal value. In addition, 2,000,000 warrants to purchase common stock were issued with the notes and are exercisable at a price of $0.40 per share.

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

A Minimum Net Income Year shall mean, for any fiscal year of the Company's operations commencing with the Company's November 30, 2008 fiscal year, the
Company's recording of at least Four Hundred Thousand Dollars ($400,000) of net income (as reported in the Company's Form 10-KSB or any other successor report form for such annual period). The Holders of these Notes are entitled to only one such prepayment during any single fiscal year of the Company during the term of these Notes. The payment(s) shall be made no later than thirty (30) days
after Company's receipt of a timely notice from Holder(s).                      $   600,000    $   600,000
-----------------------------------------------------------------------------------------------------------

Obligations under capital leases                                                     55,473          6,799
-----------------------------------------------------------------------------------------------------------
                                                                                    955,473        906,799
Less current maturities:
-----------------------------------------------------------------------------------------------------------
     Notes                                                                                -              -
-----------------------------------------------------------------------------------------------------------
     Obligations under capital leases                                                12,446          2,905
-----------------------------------------------------------------------------------------------------------
                                                                                $   943,027   $    903,894
===========================================================================================================

(1)   The Libor rate at May 31, 2008 was 4.46%.
(2) The line of credit is secured by a first priority security interest in the Company's accounts receivable, inventory, software and intangibles.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note G.   Related Party Transactions

     In 2003, Curt Kennington, the general partner of Kennington Family Limited LLC, the Company's landlord, became a related party when he invested in the Company by acquiring shares and convertible debt (see note F). On November 30, 2007 Mr. Kennington invested $150,000 and received a subordinated note from the Company paying 6% interest annually as described in Note F. Also on November 30, 2007 Mr. Kennington received 500,000 warrants to purchase common stock at $0.40 per share. Mr. Kennington received interest payments from the Company of $6,750 and $2,250 on the subordinated notes for each of the six months ended May 31, 2008 and 2007, respectively. The Company signed a five year lease in February 2008 for its existing building in Charlotte, NC which also includes an additional new building of approximately 12,000 square feet on the same property. The Company took occupancy of the new building May 1, 2008. Total lease cost will approximate $245,500 for the first year of occupancy with 3% annual increases each year thereafter. The Company's rent paid the Kennington Family Limited LLC for the quarters ended May 31, 2008 and 2007 amounted to $88,895 and $80,925 respectively. Mr. Kennington was also appointed to the Board on July 24, 2007.

     In 2003, Mr. John Robison became a Director and related party when he invested in the Company by acquiring shares and convertible debt (see note F). On November 30, 2007, certain affiliates of John Robison (John H. Robison Irrevocable Trust and Stephen B. Robison Irrevocable Trust) invested $300,000 and received a subordinated note from the Company paying 6% interest annually as described in Note F. Also on November 30, 2007, these affiliates received 1,000,000 warrants to purchase common stock at $0.40 per share. Mr. Robison and the affiliated entities received aggregate interest payments from the Company of $13,500 and $4,500 on the subordinated notes for each of the six months ended May 31, 2008 and 2007, respectively.

     In 2003, Mr. Anthony Packer became a shareholder and related party when he invested in the Company by acquiring shares and convertible debt (see note F). In a separate transaction on November 30, 2007, Mr. Packer invested $150,000 and received a subordinated note from the Company paying 6% interest annually also as described in Note F. Mr. Packer received 500,000 warrants to purchase common stock at $0.40 per share when he made the 2007 investment. Mr. Packer received interest payments from the Company of $6,750 and $2,250 on the subordinated notes for each of the six months ended May 31, 2008 and 2007. Mr. Packer was also appointed to the Board on July 24, 2007.

Note H.  Issuance of Common Stock

     Director compensation is $10,000 annually for the directors paid quarterly in arrears. In addition, on an annual basis, the Company issues 10,000 shares of restricted stock to each director who own less than 5% and the chairman receives an additional 15,000 shares of restrictive stock for holding the chair position. Directors who are officers receive no director compensation for their services. $5,500 and $12,600 of restricted stock compensation was expensed in the first six months of 2008 and 2007, respectively.

     The Company issued 200,000 shares of restricted common stock on April 26, 2007 to the previous owner of AutoMotion Systems, Inc. as part of his employment contract. The shares vested on a monthly basis over the first 12 months of his employment and are now fully vested. The total cost of the issuance was $93,110 and was amortized on a monthly basis. The Company recognized an amortization expense of $38,795 and $9,000 in the first six months of 2008 and 2007, respectively.

     The Company granted 250,000 shares of restricted common stock to Charles W. Robison in accordance with his employment agreement. The shares were scheduled to vest over 5 years at 20% (50,000) per year starting on July 24, 2008. Mr. Robison resigned May 9, 2008 and as part of his agreement the Company issued 50,000 shares to fully meet its obligations for terminating the agreement. As of May 31, 2008, $14,000 of the restricted stock cost was expensed compared to no expense for the first six months of 2007.

Note I.  Acquisition

The Company entered into an asset purchase agreement with AutoMotion Systems, Inc. to buy all of its outstanding assets on April 26, 2007. Transbotics acquired $167,604 of current assets, including inventory and work in process and $71,898 of property and equipment for a total purchase price of $239,502. The purchase price was paid in full on April 26, 2007 using the Company's line of credit. The acquisition of AutoMotion systems was accounted for as a business acquisition under SFAS 141. The operations of AutoMotion are immaterial to Transbotics financial statements.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note J.  Issuance of Subordinated Debt and Warrants

On November 30, 2007, the Company issued $600,000 of Subordinated Notes to four accredited investors. The Principal amounts and holders of the particular Notes are as follows: John H. Robison Irrevocable Trust $262,500, Curt Kennington $150,000, Anthony William Packer Rollover IRA $150,000 and Stephen B. Robison Irrevocable Trust $37,500. The Notes bear 6% per annum and payable quarterly in arrears beginning February 29, 2008. Principal and unpaid interest shall be payable on November 30, 2017.

Each Note is subject to prepayment in whole or in part, by the Company upon the Company's providing thirty (30) days prior written notice to the holder and its payment of the principal of and accrued interest on the Note(s). The Holders of the Notes have been granted a limited conditional right of early payment as hereafter described, the holders may, by written notice delivered to the Company at any time during the thirty (30) day period following the occurrence (as evidenced by the Company's filing of the Form 10-KSB or any successor report form) of a Minimum Net Income Year (as defined below), demand a prepayment not to exceed, respectively: $87,500.00 for John H. Robison Irrevocable Trust, $50,000 for Curt Kennington, $50,000 for Anthony William Packer Rollover IRA and $12,500 for Stephen B. Robison Irrevocable Trust. The holders of the notes may exercise such demand right independently.

A Minimum Net Income Year shall mean, for any fiscal year of the Company's operations commencing with the Company's November 30, 2008 fiscal year, the Company's recording of at least Four Hundred Thousand Dollars ($400,000) of net income (as reported in the Company's Form 10-KSB or any successor report form for such annual period). The Holders of these Notes are entitled to only one such prepayment during any single fiscal year of the Company during the term of these Notes. The payment(s) shall be made no later than thirty (30) days after Company's receipt of a timely notice from Holder(s).

The net proceeds to the Company from the sale of these Notes is approximately $587,000 (after deducting related offering expenses). Proceeds were used for working capital needs and other general corporate purposes.

On November 30, 2007, the Company issued four (4) Warrants to purchase Common Stock of Transbotics Corporation for a total of Two (2) Million shares, as a condition for the Company issuing $600,000 of Subordinated Notes to four accredited investors on November 30, 2007. The warrants issued expire November 30, 2011 and the purchase price per share under each of the warrants is $0.40. The table below identifies the Holders and the number of shares authorized for the warrants issued:

----------------------------- --------------------------------- --------------------------------------
Common Stock Warrant No.        Number of Unregistered Shares             Holder
----------------------------- --------------------------------- --------------------------------------
              1                             875,000              John H. Robison Irrevocable Trust
----------------------------- --------------------------------- --------------------------------------
              2                             125,000              Stephen B. Robison Irrevocable Trust
----------------------------- --------------------------------- --------------------------------------
              3                             500,000              Curt Kennington
----------------------------- --------------------------------- --------------------------------------
              4                             500,000              Anthony William Packard Rollover IRA
----------------------------- --------------------------------- --------------------------------------

The 2,000,000 warrants issued were independently valued by Willamette Management Associates after the transaction was completed at $0.14 per share of common stock, for a total value of $280,000. The warrants value or "Debt discount" of $280,000 was recorded in the financial statements as a reduction of Subordinated long-term debt. The discount is amortized over the life of the subordinated notes.

In our valuation of the detachable warrant component of the newly issued debt of Transbotics Corporation, we used the Black-Scholes option pricing model with consideration given to the illiquidity of the stock as well as the Company's financial distress at the time of issuance: The following assumptions were used to determine the fair value of the warrants:

     Risk-free interest rate                 3.49%
     Expected dividend yield                    0%
     Expected volatility                       60%
     Expected life (years)                4 years"

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

================================================================================

RESULTS OF OPERATIONS

     The table below shows (a) the relationship of income and expense items relative to net revenues, and (b) the change between the comparable prior period and current period, for the three-month and six-month periods ended May 31, 2008 and 2007, respectively. This table should be read in the context of the Company's condensed statements of income presented elsewhere herein:

                                                                                        Percentage of Change
                                                                                     Period to Period Increase
                                               Percentage of Net Revenues                    (Decrease)
-----------------------------------------------------------------------------------------------------------------
                                                                                         Three
                                                                                         Months       Six Months
                                          Three Months             Six Months            Ended          Ended
                                             Ended                   Ended               May 31,       May 31,
                                      May 31,     May 31,     May 31,     May 31,        2007 to       2007 to
                                       2008         2007        2008       2007           2008          2008
                                         %            %           %          %              %             %
------------------------------------------------------------------------------------------------------------------
  Net Revenues                           100.0        100.0       100.0      100.0       (42.5)        (42.8)

  Cost of Goods Sold                      76.8         70.3        82.4       71.2       (37.2)        (33.8)
------------------------------------------------------------------------------------------------------------------

  Gross Profit                            23.2         29.7        17.6       28.8       (55.2)        (65.1)
------------------------------------------------------------------------------------------------------------------

  Operating expenses:
  Selling                                 12.3          5.7        15.5        8.7         24.3           1.8
  General and administrative              26.2         15.7        36.8       19.0        (4.2)          10.8
  Research and development                 3.9          6.8         6.0        8.4       (67.8)        (59.3)
------------------------------------------------------------------------------------------------------------------
                                          42.4         28.2        58.3       36.1       (13.9)         (7.7)
------------------------------------------------------------------------------------------------------------------
  Operating (loss) income               (19.2)          1.5      (40.7)      (7.3)          *           219.3

  Net interest expense                   (3.2)        (0.6)       (3.6)      (0.7)        202.8         172.8
------------------------------------------------------------------------------------------------------------------
  (Loss) income before income
   taxes                                (22.4)          0.9      (44.3)      (8.0)          *           215.0

  Federal and state income tax
   (benefit)                                 -            -           -          -          -             -
------------------------------------------------------------------------------------------------------------------

  Net (loss) income                     (22.4)          0.9      (44.3)      (8.0)          *           215.0
==================================================================================================================

     * Because the data changes from a negative to positive, the percentage of change is not meaningful.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

================================================================================

Quarter Ended May 31, 2008 compared to the Quarter Ended May 31, 2007

Net revenues decreased from $2,882,086 in the earlier period to $1,655,979 in the latter period. The decrease is primarily due to decreased AGV project revenues compared to the prior year which resulted from a lower number of AGV units produced and engineering services performed for projects for the current quarter compared to the prior year.

Cost of goods sold decreased from $2,025,126 to $1,272,045 or 37.2% due to the decreased revenues. As a percentage of net revenues, cost of goods sold increased to 76.8% compared to 70.3% in 2007. Gross profit decreased by $473,026 or 55.2% from $856,960 to $383,934, due primarily to lower product and engineering revenues from a poor opening backlog as well as engineering inefficiencies compared to the prior period. Gross profit as a percentage of net revenues decreased to 23.2% from 29.7%.

Selling expenses increased from $163,524 to $203,290 or 24.3%, primarily due to a trade show expense that was incurred in the quarter of the current year compared to no equivalent expense in the quarter of the prior year. General and administrative expenses decreased from $453,084 to $434,193 in the current period. The decrease was due to a decrease in professional fees. As a percentage of net revenues, general and administrative expenses increased from 15.7% to 26.2% primarily due to lower revenues. The Company incurred $63,765 of research and development expense in 2008 compared to $198,068 in 2007. The reductions in development costs were primarily attributable to having finalized various project offerings in 2007.

The decrease in net revenues and gross profit more than offset the decrease in operating expenses, so that operating income decreased by $359,598 from $42,284 in the previous period to an operating loss of $317,314 in the current period.

Net interest expense increased from $17,488 to $52,956 in the current quarter primarily due to increased borrowings.

The Company did not recognize any income tax benefit or expense in 2008 and 2007 on its earnings and losses as the Company had net operating loss carryforwards. Deferred tax assets have not been recognized since utilization of operating loss carryforwards is not considered more likely than not.

Primarily due to lower revenues in 2008 as described above, the Company incurred a net loss of $370,270 in the three months ended May 31, 2008 compared to net income of $24,796 in same period of 2007.

Backlog. Backlog consists of all amounts contracted to be paid by customers but not yet recognized as net revenues by the Company. At May 31, 2008, the Company had a backlog of approximately $3,200,000 compared to approximately $2,450,000 one year earlier.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

================================================================================

Six Months Ended May 31, 2008 compared to Six Months Ended May 31, 2007

Net revenues decreased by $1,880,320, or 42.8%, from $4,389,768 in the earlier period to $2,509,448 in the latter period. The decrease is primarily due to decreased AGV project revenues compared to the prior year which resulted from a lower number of AGV units produced and engineering services performed for projects for the current quarter compared to the prior year.

Cost of goods sold decreased from $3,125,631 to $2,068,280, or 33.8%, which was primarily due to lower revenues in the current period compared to the prior period. As a percentage of net revenues, cost of goods sold increased from 71.2% to 82.4%. Gross profit decreased by $822,969 or 65.1%, from $1,264,137 to $441,168 due primarily to lower product and engineering revenues from a poor opening backlog as well as engineering inefficiencies compared to the prior period. Gross profit as a percentage of net revenues decreased from 28.8 % to
17.6 %.

Selling expenses increased from $382,878 to $389,682 in 2008 compared to the prior year. General and administrative expenses increased from $833,098 to $922,745, or 10.8% compared to the prior year. The increase was primarily due to personnel costs relating to a new CEO who later resigned on May 9, 2008. The Company continued to invest in the development of new AGV solutions but reduced its R&D expenses in 2008 to $149,572 from $367,843 in 2007.

Primarily as a result of the foregoing, the operating loss for the period was 1,020,831 compared to a loss of $319,682 in the prior year.

Net interest expense increased from $32,781 to $89,417 in the current year primarily due to interest on increased borrowings.

The Company did not recognize any income tax benefits during the six months ended May 31, 2008 and 2007 for its losses as the Company had net operating loss carryforwards. Deferred tax assets have not been recognized since utilization of operating loss carryforwards is not considered more likely than not.

Primarily due to lower revenues and gross profit as described above, the Company had a net loss of $1,110,248 in the six months ended 2008 compared to a net loss of $352,463 for the same period in 2007.

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

During the six month period ended May 31, 2008, net cash used in operating activities was $398,514. The Company's cash balance was negatively affected by the Company's net loss of $1,110,248. The Company's inventory increased by $288,009 compared to the year end balance. The Company purchased a new phone system for $55,473 in the first quarter of 2008 which was financed by a capital lease. The Company's working capital decreased from $374,304 at November 30, 2007 to a working capital deficit of $657,907.

The Company $1,000,000 bank line of credit (as further described in Note F to the financial statements) was not extended and credit facility was transferred to the special asset group of the Bank which renegotiated a Modification and Forbearance Agreement dated April 23, 2008 that caps the credit facility at $935,000 and extends it to July 31, 2008. Interest accrues at the existing rate and is payable monthly. The entire indebtedness is due and payable on July 31, 2008 unless renegotiated. On June 27, 2008 a Subordination Agreement was signed which entitled the bank to receive approximately $170,000 or 10% of an outstanding customer contract, the proceeds will be applied directly against the outstanding obligation balance. There can be no assurance that the line will be renewed July 31, 2008 with terms that are acceptable to the Company.

The Company believes that its working capital deficit at May 31, 2008 is not adequate for its current operations. This raises significant concerns about the Company's ability to continue as a going concern. Customer orders and/or additional working capital are needed in the near future, due to the low backlog at November 30, 2007, and the continued losses in the first six months of 2008. Further reductions of working capital would have a serious impact on our ability to operate effectively. The Company will continue to review its options to reduce expenses, raise additional working capital and to explore possible business combinations to secure its future. The Company can not assure that it will be successful in raising additional funds to meet its needs.

The following risk factors, in addition to the other information contained in this report, should be considered in your evaluation of the Company and its financial condition. Current capital requirements could increase beyond the amounts available on the line of credit, and there is no certainty that additional capital whether debt or equity is available. The Company's backlog at May 31, 2008 improved to approximately $3,200,000 from $1,860,000 at November 30, 2007. The Company depends on backlog and future contracts to remain profitable and depends on its line of credit to periodically fund operations. If future contracts are not received as expected, the Company's operations may suffer.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

================================================================================

Critical Accounting Policies (Continued):

Share base payments:

Statement 123(R), Share Based Payment, ("Statement 123 (R)") requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost is measured based on the fair value of the instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. The Company adopted Statement 123(R) on March 1, 2006, requiring compensation cost to be recognized as expense for outstanding unvested awards, based on the grant-date fair value of those awards. The adoption of Statement 123(R) did not have a material impact on its financial position as all options granted were fully vested at the time of adoption.

At May 31, 2008 and May 31, 2007, options were outstanding to purchase a total of 113,000 and 205,500 shares, respectively, Common Stock of the Company at weighted-average exercise prices of varying amounts. All outstanding options were vested and exercisable at May 31, 2008 and May 31, 2007.

Director compensation is $10,000 annually for the directors paid quarterly in arrears. In addition, on an annual basis, the Company issues 10,000 shares of restricted stock to each director who own less than 5% and the chairman receives an additional 15,000 shares of restrictive stock for holding the chair position. Directors who are officers receive no director compensation for their services. $5,500 and $12,600 of restricted stock compensation was expensed in the first six months of 2008 and 2007, respectively.

The Company issued 200,000 shares of restricted common stock on April 26, 2007 to the previous owner of AutoMotion Systems, Inc. as part of his employment contract. The shares vested on a monthly basis over the first 12 months of his employment and are now fully vested. The total cost of the issuance was $93,110 and was amortized on a monthly basis. The Company recognized an amortization expense of $38,795 and $9,000 in the first six months of 2008 and 2007, respectively.

The Company granted 250,000 shares of restricted common stock to Charles W. Robison in accordance with his employment agreement. The shares were scheduled to vest over 5 years at 20% (50,000) per year starting on July 24, 2008. Mr. Robison resigned May 9, 2008 and as part of his agreement the Company issued 50,000 shares to fully meet its obligations for terminating the agreement. As of May 31, 2008, $14,000 of the restricted stock cost was expensed compared to no expense for the first six months of 2007.

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

     As of May 31, 2008, an evaluation was performed under the supervision and with the participation of the Company's management of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, the Chief Financial Officer concluded that the Company's disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the exchange act are accumulated and communicated to our management, including the Chief Financial Officer, to allow timely decisions regarding required disclosure were not effective at the reasonable assurance level as of May 31, 2008.

     In addition to management's evaluation of disclosure controls and procedures above, in connection with the audits of our financial statements for the year ended November 30, 2007 and 2006, the Company is continuing to review and enhance policies and procedures involving accounting, information systems and monitoring.

     During the audit of 2007 financial statements, the Company's independent registered public accounting firm identified a material weakness in internal control over financial reporting. During December of 2007, the Chief Accounting Officer position was eliminated, which resulted in lack of financial reporting resources to complete the financial close and reporting process. As a result of limited reporting resources, the Company's independent public firm identified various audit adjustments and the closing process and production of GAAP financial statements were delayed.

     In May 2007, the Chief Executive Officer resigned, creating a vacancy that reduced the effectiveness of controls and procedures for the Company.

     The Company is taking steps to remediate the material weakness by having the Board of Directors involved more directly in the management of the Company as well as hiring additional temporary qualified accounting staff to independently work with the CFO. Our remediation will continue into the third quarter.

     Except as noted above, there have been no changes in internal control over financial reporting that occurred during the six months ended May 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION


Item 1. Legal Proceedings

           None.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

           None.

Item 3. Defaults Upon Senior Securities

           None.

Item 4. Submission of Matters to a Vote of Security Holders

     (a) The annual meeting of shareholders of the Company was held on May 9, 2008.

     (b) The following individuals with more "votes for" were elected directors of the Company, with voting results as indicated:

     ------------------------ -------------------- ---------------------
                                    Vote for              Withheld
     ------------------------ -------------------- ---------------------
       D. Bruce Wise                3,128,664              519,966
     ------------------------ -------------------- ---------------------
       John H. Robison              2,557,966            1,090,664
     ------------------------ -------------------- ---------------------
       Claude Imbleau               3,363,748              284,882
     ------------------------ -------------------- ---------------------
       Anthony Packer               3,336,348              312,282
     ------------------------ -------------------- ---------------------
       Curt Kennington              3,364,348              284,282
     ------------------------ -------------------- ---------------------
       Neville Croft                3,335,748              312,882
     ------------------------ -------------------- ---------------------
       Charles W. Robison           1,587,254            2,061,376
     ------------------------ -------------------- ---------------------


     (c) Other matters voted upon and voting were as follows:

     (i) Ratification of the selection of Grant Thornton LLP by the Board of Directors as the Company's Independent Registered Public Accounting Firm.

                For              Abstain          Against
                ---              -------          -------
             3,597,626           33,377           17,627

Item 5. Other Information

           None.

Item 6. Exhibits and Reports on Form 8-K

     (a)   Exhibits -

           1. Certification of each principal executive officer and principal financial officer
           2.  Certification of Periodic Financial Report pursuant to 18 U.S.C.
               Section 1350

     (b)   Reports on Form 8-K

           1. April 26, 2008 Form 8-K announcement of Company signing a Modification and Forbearance Agreement with Wachovia decreasing the limit from $1,000,000 to $935,000 and extending the line of credit to July 31, 2008.
           2. May 15, 2008 Form 8-K announces that Mr. Charles W. Robison resigns as Chief Executive Officer effective May 9, 2008.

                                   SIGNATURES




In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                         TRANSBOTICS CORPORATION
                                             (Registrant)


                                         BY:       /s/ Claude Imbleau
                                            -------------------------
                                         Claude Imbleau
                                                   CFO
                                                   Director, Principal Financial
                                                   Officer
                                                   Principal Accounting Officer




Date: July 11, 2008
      -------------

                                  EXHIBIT INDEX



The following documents are included in this Form 10-QSB as an Exhibit:


               Designation
               Number Under
Exhibit        Item 601 of                                                Page
Number         Regulation S-K   Exhibit Description                       Number
--------------------------------------------------------------------------------

(A) Exhibits:
--------------
1.             10.1             Subordination Agreement between Wachovia
                                bank, Transbotics corporation and Nacco
                                Material Handling Group, Inc. dated June
                                27, 2008                                   27-29
2.             31.1             Certification of each principal executive
                                officer and principal financial officer       30
3.             32.1             Certification of Periodic Financial Report
                                pursuant to 18 U.S.C. section 1350            31